Form 10-Q
period 2002-03-31
CIRCUS & ELDORADO JOINT VENTURE; SILVER LEGACY CAPITAL CORP
filed 2002-05-15
CIK 1171079, 1171078

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2002.

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM                      TO                            .

Commission file number 333-87202

CIRCUS AND ELDORADO JOINT VENTURE
SILVER LEGACY CAPITAL CORP.
(Exact names of registrants as specified in their charters)

Nevada	88-0310787
Nevada	71-0868362

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

407 North Virginia Street, Reno, Nevada 89501

(Address of principal executive offices, including zip code)

(800) 687-7733

(Registrants’ telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.    Yes             No      ✓

Number of shares of common stock of Silver Legacy Capital Corp. outstanding at May 15, 2002: 2,500 shares.

CIRCUS AND ELDORADO JOINT VENTURE
SILVER LEGACY CAPITAL CORP.

FORM 10-Q

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

CIRCUS AND ELDORADO JOINT VENTURE
(doing business as Silver Legacy Resort Casino)

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31, 2002	December 31, 2001
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$16,150	$12,256
Accounts receivable, net	3,904	4,300
Inventories	1,739	1,877
Prepaid expenses and other	3,730	3,186

Total current assets	25,523	21,619
PROPERTY AND EQUIPMENT, NET	278,528	280,975
OTHER ASSETS, NET	6,123	575

Total Assets	$310,174	$303,169

The accompanying notes are an integral part of these condensed consolidated financial statements.

CIRCUS AND ELDORADO JOINT VENTURE
(doing business as Silver Legacy Resort Casino)

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31, 2002	December 31, 2001
	(Unaudited)
LIABILITIES AND PARTNERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$1,000	$10,000
Accounts payable	4,135	3,797
Accrued interest	1,311	130
Accrued and other liabilities	10,229	8,650
Accrued guarantee fees to related party	—	185

Total current liabilities	16,675	22,762

LONG-TERM DEBT, LESS CURRENT PORTION	184,383	135,000

Total liabilities	201,058	157,762

PARTNERS’ EQUITY	109,116	145,407

Total Liabilities and Partners’ Equity	$310,174	$303,169

The accompanying notes are an integral part of these condensed consolidated financial statements.

CIRCUS AND ELDORADO JOINT VENTURE
(doing business as Silver Legacy Resort Casino)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2002	2001
OPERATING REVENUES:
Casino	$21,548	$22,256
Rooms	7,793	8,494
Food and beverage	8,548	8,372
Other	1,700	1,441

	39,589	40,563
Less: promotional allowances	(3,219)	(3,273)

Net operating revenues	36,370	37,290

OPERATING EXPENSES:
Casino	10,242	10,656
Rooms	2,876	3,044
Food and beverage	5,859	5,906
Other	1,260	1,051
Selling, general and administrative	6,946	7,220
Depreciation	3,007	3,003

Total operating expenses	30,190	30,880

OPERATING INCOME	6,180	6,410

OTHER (INCOME) EXPENSE:
Insurance settlement proceeds	—	(225)
Interest income	(10)	(32)
Interest expense, net	2,644	4,013
Interest rate swap expense	—	803

Total other (income) expense	2,634	4,559

Income before extraordinary item and cumulative effect of change in accounting principle	3,546	1,851
Extraordinary item – write-off of deferred loan costs	(134)	—

Income before cumulative effect of change in accounting principle	3,412	1,851
Cumulative effect of change in accounting principle	—	(327)

NET INCOME	$3,412	$1,524

The accompanying notes are an integral part of these condensed consolidated financial statements.

CIRCUS AND ELDORADO JOINT VENTURE
(doing business as Silver Legacy Resort Casino)

CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY
(In thousands)

	Galleon, Inc.	Eldorado Resorts, LLC	Total
BALANCE, December 31, 2001	$73,755	$71,652	$145,407

Net income (Unaudited)	1,706	1,706	3,412
Partners’ distributions (Unaudited)	(25,903)	(13,800)	(39,703)

BALANCE, March 31, 2002 (Unaudited)	$49,558	$59,558	$109,116

The accompanying notes are an integral part of these condensed consolidated financial statements.

CIRCUS AND ELDORADO JOINT VENTURE
(doing business as Silver Legacy Resort Casino)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$3,412	$1,524
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,269	3,104
Extraordinary item – write-off of deferred loan costs	134	—
Insurance settlement proceeds	—	(225)
Interest rate swap payable	—	1,130
Changes in current assets and current liabilities:
Decrease in accounts receivable, net of allowance	396	841
Decrease in inventories	138	231
(Increase) decrease in prepaid expenses	(544)	578
Increase (decrease) in accounts payable	338	(353)
(Decrease) in accrued guarantee fees to related party	(185)	(5)
Increase in accrued interest	1,181	77
Increase in accrued and other liabilities	1,579	1,263

Total adjustments	6,306	6,641

Net cash provided by operating activities	9,718	8,165

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) decrease in other assets	(141)	29
Insurance settlement proceeds	—	225
Purchase of property and equipment	(560)	(698)

Net cash used in investing activities	(701)	(444)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank credit facility	31,200	—
Proceeds from issuance of mortgage notes	159,378	—
Distributions to partners	(39,703)	—
Debt issuance costs	(5,798)	—
Payments on bank credit facility	(150,200)	(5,000)

Net cash used in financing activities	(5,123)	(5,000)

Net increase (decrease) in cash and cash equivalents	3,894	2,721
Cash and cash equivalents at beginning of period	12,256	11,125

Cash and cash equivalents at end of period	$16,150	$13,846

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid during period for interest	$961	$1,295

The accompanying notes are an integral part of these condensed consolidated financial statements.

CIRCUS AND ELDORADO JOINT VENTURES
(doing business as Silver Legacy Resort Casino)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(All information for the three months ended March 31, 2002 and 2001 is unaudited).

1. Summary	of Significant Accounting Policies

Principles of Consolidation/Operations

Effective March 1, 1994, Eldorado Limited Liability Company (a Nevada limited liability company owned and controlled by Eldorado Resorts, LLC) (“ELLC”) and Galleon, Inc. (a Nevada corporation owned and controlled by Mandalay Resort Group) (“Galleon” and, collectively with ELLC, the “Partners”), entered into a joint venture agreement to establish the Silver Legacy Resort Casino (the “Joint Venture” or “Silver Legacy”), a Nevada general partnership. The Joint Venture consists of a casino and hotel located in Reno, Nevada, which began operations on July 28, 1995. ELLC contributed land to the Joint Venture with a fair value of $25,000,000 and cash of $26,900,000 for a total equity investment of $51,900,000. Galleon contributed cash to the Joint Venture of $51,900,000 to comprise their total equity investment. Each partner has a 50% interest in the partnership.

The condensed consolidated financial statements include the accounts of the Joint Venture and its wholly owned subsidiary, Silver Legacy Capital Corp. (“Capital”). Capital was established solely for the purpose of serving as the co-issuer of the Joint Venture’s 10 1/8% mortgage notes and, as such, it does not have any operations, assets, or revenues. All significant intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of Management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Joint Venture as of March 31, 2002 and the results of operations and cash flows for the three-month periods ended March 31, 2002 and 2001. The results of operations for such periods are not necessarily indicative of the results to be expected for a full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting standards generally accepted in the United States have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2001 included in the Registration Statement of Circus and Eldorado Joint Venture and Silver Legacy Capital Corp. on Form S-4 filed with the Securities and Exchange Commission (Commission File No. 333-87202).

Impact of Recently Issued Accounting Standards

As of January 1, 2001, the Joint Venture changed its method of accounting for swaps to comply with Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and accordingly, changes to the fair value of the interest rate swaps are recognized in earnings. On January 1, 2001, the Joint Venture recorded a liability of $327,000 for the fair value of its interest rate swaps at that date with a corresponding cumulative effect adjustment in the statement of income. As of March 31, 2001, the fair value of the Joint Venture’s interest rate swaps was a liability of $1,130,000, and the Joint Venture recorded the change in fair market value of $803,000 to net interest rate swap expense in the statement of income and the corresponding liability. The interest rate swaps expired on October 29, 2001.

Reclassifications

Certain reclassifications have been made to the prior year financial statements to conform to current year presentation which have no effect on net income.

2. Certain	Risks and Uncertainties

A significant portion of the Joint Venture’s revenues and operating income are generated from patrons who are residents of Northern California. A change in general economic conditions or the extent and nature of casino gaming in California, Washington or Oregon could adversely affect the Joint Venture’s operating results. On September 10, 1999, California lawmakers approved a constitutional amendment that would give Indian tribes the right to offer slot machines and a range of house-banked card games. On March 7, 2000, California voters approved the constitutional amendment which legalized “Nevada-style” gaming on Native American reservations.

3. Long-Term Debt

Long-term debt consists of the following (in thousands):

	March 31, 2002	December 31, 2001
	(unaudited)
Amounts due under credit facilities at floating interest rates, weighted average of 3.28% and 5.93% during 2002 and 2001, respectively; due March 2007	$26,000	$145,000
10 1/8% Mortgage Notes due 2012 (net of unamortized discount of $617)	159,383	—

	185,383	145,000
Less—Current portion	(1,000)	(10,000)

	$184,383	$135,000

On March 5, 2002, the Joint Venture and Capital (the “Issuers”) completed an offering of senior secured mortgage notes (“Notes”) with a principal amount of $160,000,000 due 2012. Concurrent with issuing the Notes, the Joint Venture entered into a new senior secured credit facility (the “New Credit Facility”) for $40,000,000. The proceeds from the Notes, together with borrowings under the New Credit Facility, were used to repay amounts outstanding under the former bank credit facility (the “Bank Credit Facility”), fund a distribution to the Partners and pay related fees and expenses of the transactions. Deferred loan costs of $134,000 related to the Bank Credit Facility were written-off, as an extraordinary item, upon repayment in full of the Bank Credit Facility.

The Notes are senior secured obligations which rank equally with all of the Joint Venture’s outstanding senior debt and senior to any subordinated debt. The Notes are secured by a security interest in the Issuers’ existing and future assets, which is junior to a security interest in such assets securing the Joint Venture’s obligations on the New Credit Facility and any refinancings of such facility that are permitted pursuant to the terms of the Notes. Subject to the approval of the Nevada gaming authorities, each of the Partners will execute a pledge of all of its partnership interests in the Joint Venture to secure the Notes, which will be junior to a pledge of such partnership interests to be given, subject to approval of the Nevada gaming authorities, to secure the Joint Venture’s obligations on the New Credit Facility and any refinancings of such facility that are permitted pursuant to the terms of the Notes. The Notes mature on March 1, 2012 and bear interest at the rate of 10 1/8% per annum, payable semi-annually in arrears on March 1 and September 1 of each year, commencing on September 1, 2002.

The New Credit Facility provides for a $20,000,000 senior secured revolving credit facility and a $20,000,000 five-year term loan facility, each of which bears interest at floating rates based on LIBOR plus a spread. The commitment under the term loan facility reduces as follows: $1,000,000 per quarter beginning March 31, 2003 through December 31, 2004; $1,250,000 per quarter beginning March 31, 2005 through December 31, 2005; $1,500,000 per quarter beginning March 31, 2006 through December 31, 2006, with the remaining balances due March 31, 2007.

The New Credit Facility contains various restrictive covenants including the maintenance of certain financial ratios and limitations on additional debt, disposition of property, mergers and similar transactions. As of March 31, 2002, the Joint Venture was in compliance with all of the covenants under the New Credit Facility.

4. Related Parties

Silver Legacy is owned by our Partners, each of which operates a casino attached and adjacent to Silver Legacy. Our Partners may be deemed to be in a conflict of interest position with respect to decisions they make relating to the Joint Venture, the Eldorado Hotel & Casino and Circus Circus Hotel & Casino-Reno.

As a condition to the Bank Credit Facility, Mandalay Resort Group (“MRG”) guaranteed completion of the Silver Legacy and, in addition, entered into a make-well agreement whereby it was obligated to make additional contributions to the Joint Venture as necessary to maintain a minimum coverage ratio (as defined). As compensation for the make-well agreement, MRG received a guarantee fee of 1½% of the outstanding balance of the Bank Credit Facility. The Joint Venture made payments totaling $563,000 and $603,000 on its guarantee fee commitment for the periods ended March 31, 2002 and 2001, respectively. On March 5, 2002, MRG’s obligations pursuant to the make-well agreement, and its right to receive the guarantee fee, terminated. All unpaid guarantee fees were paid in full in March 2002.

5.	Supplemental Executive Retirement Plan

The Joint Venture adopted a Supplemental Executive Retirement Plan (“SERP”) for a select group of highly compensated management employees. The SERP was effective January 1, 2002 and provides for a lifetime benefit at age 65, based on a formula which takes into account a participant’s highest annual compensation, years of service, and executive level. The SERP also provides an early retirement benefit at age 55 with at least four years of service, a disability provision, and a lump sum death benefit. The obligation is expected to be funded through life insurance contracts on the participants. The Joint Venture anticipates that its periodic pension cost for the year ended December 31, 2002 will be approximately $612,000, of which $153,000 has been accrued as of March 31, 2002. The accumulated benefit obligation at the inception of the plan was estimated to be approximately $1,234,000.

6.	Joint Venture Agreement

Concurrent with the issuance of the Notes on March 5, 2002, the Original Partnership Agreement was amended and restated in its entirety and was further amended in April 2002 (the “New Partnership Agreement”). The New Partnership Agreement provides for, among other items, profits and losses to be allocated to the Partners in proportion to their percentage interests, separate capital accounts to be maintained for each Partner, provisions for management of the Joint Venture and payment of distributions and bankruptcy and/or dissolution of the Joint Venture. The April 2002 amendments were principally (i) to provide equal voting rights for ELLC and Galleon with respect to approval of the partnership’s annual business plan and the appointment and compensation of the general manager, and (ii) to give each partner the right to terminate the general manager.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Three Months Ended March 31, 2002 Compared to
Three Months Ended March 31, 2001

Net Revenues

Net revenues were $36.4 million for the three months ended March 31, 2002 compared to $37.3 million for the three months ended March 31, 2001, a decrease of $0.9 million, or 2.5%. The majority of this decrease was attributed to declines in casino and room revenues.

Casino revenues for the three months ended March 31, 2002 were $21.5 million compared to $22.3 million for the three months ended March 31, 2001. The primary contributor to this $0.7 million, or 3.2%, decrease was a decline in slot revenues compared to the same prior year period. The weak economy in Northern California combined with increased competition from Native American gaming negatively impacted slot volume during the first quarter. In addition, poor weather throughout the month of March, particularly on the weekends, was a factor.

Room revenues for the three months decreased $0.7 million, or 8.3%, from a year ago. Silver Legacy’s average daily room rate and occupancy percentage were $57.64 and 78.8%, respectively, for the three months ended March 31, 2002 compared to $62.77 and 80.9%, respectively, for the three months ended March 31, 2001. These declines were principally due to the absence of the American Bowling Congress National Championship Bowling Tournament that was held in 2001, which increased occupancy and ADR, primarily mid-week, during the prior year. In addition, the aforementioned factors which contributed to the decline in casino revenues also impacted room revenues.

Food and beverage revenues increased $0.2 million, or 2.1%, for the three months ended March 31, 2002 compared to the prior year. This increase was driven by increased convention banquet revenues during the first quarter of 2002.

Other revenues are comprised of revenues generated by the retail outlets, arcade, entertainment and other miscellaneous items. For the three months ended March 31, 2002, other revenues increased $0.3 million, or 18.0%, versus the prior year. This increase was mainly attributed to growth in entertainment revenues during the first quarter due to an increased concert schedule compared to the prior year.

Promotional allowances, expressed as a percentage of gross revenues, remained constant at 8.1% for the three months ended March 31, 2002 and 2001.

Operating Expenses

For the three months ended March 31, 2002, operating expenses decreased $0.7 million, or 2.2%, compared to last year. This reduction was due to declines in casino, room and selling, general and administrative expenses.

Casino expenses decreased by $0.4 million, or 3.9%. This decrease was due to reductions in payroll expenses and gaming taxes stemming from declines in casino volume and revenues.

Room expenses for the three months ended March 31, 2002 declined $0.2 million, or 5.5%, due to reductions in payroll expenses associated with lower occupancy. Also contributing to the decline in room expenses was a decrease in the commissions we paid to travel agents due to the absence of the aforementioned bowling tournament.

For the three months ended March 31, 2002 and 2001, food and beverage expenses were flat. Despite the aforementioned increase in food and beverage revenues, expenses remained constant due to decreases in food cost of sales as a percent of revenues.

Selling, general and administrative expenses decreased $0.3 million, or 3.8%, for the three months ended March 31, 2002 compared to the three months ended March 31, 2001. This decrease was attributed to lower utility expenses along with efforts to control costs resulting in declines in administrative payroll and benefit expenses, which were offset in part by the expense recognized due to the adoption of our Supplemental Executive Retirement Plan.

Other (Income) Expense

Interest expense decreased $1.4 million for the three months ended March 31, 2002 compared with the prior year period due to lower average outstanding borrowings and lower average interest rates during the portion of the period preceding the issuance by Circus and Eldorado Joint Venture (the “Joint Venture” and Silver Legacy Capital Corp. (collectively with the Joint Venture, the “Issuers”) of $160 million principal amount of 10 1/8% mortgage notes due 2012 (the “Notes”) on March 5, 2002. The benefit of the lower interest rates and lower outstanding borrowings prior to the issuance of the Notes was partially offset by increases in the amount of outstanding indebtedness and average interest rates experienced during the remainder of the quarter as a result of the issuance of the Notes and the related transactions described under “Liquidity and Capital Resources.”

Liquidity and Capital Resources

Our primary source of liquidity and capital resources has been through cash flow from operations. As of March 31, 2002, cash and cash equivalents were $16.2 million. Cash provided by operating activities was $9.7 million for the three months ended March 31, 2002 compared to $8.2 million for the three months ended March 31, 2001. The increase was due primarily to a reduction in interest expense as discussed above.

Cash used in investing activities for the three months ended March 31, 2002 was $0.7 million compared to $0.4 million for the three months ended March 31, 2001. Cash used in investing activities related primarily to capital expenditures for various renovation projects and equipment purchases.

Cash used in financing activities was $5.1 million for the three months ended March 31, 2002, compared to $5.0 million for the three months ended March 31, 2001. Concurrent with the issuance of the Notes on March 5, 2002, the Joint Venture entered into a new senior secured credit facility (the “New Credit Facility”) comprised of a $20.0 million term loan facility that amortizes over a period of five years and a $20.0 million revolving credit facility with a five year maturity. The proceeds from the Notes, together with $26.0 million of borrowings under the New Credit Facility and operating cash of $0.6 million, were used to repay $150.2 million, representing all of the indebtedness outstanding under the prior credit facility, to fund $30.0 million of distributions to the Joint Venture's partners, ELLC and Galleon, and to pay $5.8 million in fees and expenses related to the transactions. During the quarter ended March 31, 2002, prior to the issuance of the Notes, the Joint Venture also made distributions to its partners of (i) $2.4 million (representing tax distributions attributable to the fourth quarter of 2001), (ii) $5.2 million (representing tax distributions attributable to the year 2000), and (iii) $2.1 million representing the remaining balance of a priority allocation payable to Galleon. The indebtedness under the New Credit Facility bears interest at floating rates based on LIBOR plus a spread. As of March 31, 2002, we had outstanding $26.0 million of borrowings under the New Credit Facility and the effective rate of interest on that indebtedness was 4.89%. The New Credit Facility contains various restrictive covenants including the maintenance of certain financial ratios and limitations on additional debt, dispositions of property, mergers and similar transactions. As of March 31, 2002, the Joint Venture was in compliance with all of the covenants under the New Credit Facility and we had the ability to borrow an additional $14.0 million under the facility.

The Joint Venture's partnership agreement obligates the Joint Venture, subject to any contractual restrictions, to i) distribute each year for as long as it is not taxed as a corporation to each of the partners an amount equal to such partner's allocable share of the Joint Venture's taxable income multiplied by the highest marginal Federal (and, if applicable, state) income tax rate applicable to either partner for that year, and ii) make annual distributions of remaining "Net Cash From Operations" in proportion to the percentage interests of the partners. As defined, the term "Net Cash From Operations" means the gross cash proceeds received by the Joint Venture, less the following amounts: (i) cash operating expenses and payments of other expenses and obligations of the Joint Venture, including interest and scheduled principal payments on Joint Venture indebtedness, including indebtedness owed to the partners, if any,(ii) all capital expenditures made by the Joint Venture, and (iii) such reasonable reserves as the partners deem necessary in good faith and in the best interests of the Joint Venture to meet anticipated future obligations and liabilities of the Joint Venture (less any release of reserves previously established, as similarly determined).

We believe we have sufficient capital resources to meet all of our obligations. These obligations include existing cash obligations, funding of capital commitments and servicing our debt. We also believe our capital resources are sufficient to provide for permitted partner distributions. Our future sources of liquidity are anticipated to be from our operating cash flow and borrowings available under the New Credit Facility.

Forward-Looking Statements

Certain information included in this report and other materials filed or to be filed by the Issuers with the Securities and Exchange Commission (as well as information included in oral statements or written statements made or to be made by the Issuers) contains statements that are forward-looking within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements can be identified by the fact that they do not relate strictly to historical or current facts. The Issuers have based these forward-looking statements on their current expectations about future events. These forward-looking statements include statements with respect to the Issuers’ beliefs, plans, objectives, goals, expectations, anticipations, intentions, financial condition, results of operations, future performance and business, including, current and future operations and statements that include the words “may”, “could”, “should”, “would”, “believe”, “expect”, “anticipate”, “estimate”, “intend”, “plan” or similar expressions. Such statements include information relating to capital spending, financing sources and the effects of regulation (including gaming and tax regulation) and competition. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Issuers. These risks and uncertainties include, but are not limited to dependence on existing management, leverage and debt service (including sensitivity to fluctuations in interest rates), domestic or global economic conditions, changes in Federal or state tax laws or the administration of such laws, changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions), risks and uncertainties relating to any development and construction activities and applications for licenses and approvals under applicable laws and regulations (including gaming laws and regulations) and any further terrorist attacks similar to those that occurred September 11, 2001. Additional information concerning potential factors that we think could cause our actual results to differ materially from expected and historical results is included under the caption “Risks Related to our Business” in the preliminary prospectus consisting a part of our Registration Statement on Form S-4 (Commission File No. 333-87202). If one or more of the assumptions underlying our forward-looking statements proves incorrect, then our actual results, performance or achievements could differ materially from those expressed in, or implied by, the forward-looking statements contained in this report. Therefore, we caution you not to place undue reliance on our forward-looking statements. This statement is provided as permitted by the Private Securities Litigation Reform Act of 1995.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

We are exposed to market risk in the form of fluctuations in interest rates and their potential impact upon our variable rate debt. We evaluate our exposure to market risk by monitoring interest rates in the marketplace and we have, on occasion, utilized derivative financial instruments to help manage this risk. We do not utilize derivative financial instruments for trading purposes. There were no material quantitative changes in our market risk exposure, or how such risks are managed, during 2001. There were no material quantitative changes in our market risk exposure or how such risks are managed, during the fiscal quarter ended March 31, 2002.

        The derivative financial instruments we utilized during 2001 consisted exclusively of three interest rate swap agreements which expired during the year. Interest differentials resulting from these agreements were recorded on an accrual basis as an adjustment to interest expense. Interest rate swaps related to debt were matched with our variable-rate borrowings.

To manage our exposure to counterparty credit risk in interest rate swaps, we entered into agreements with highly rated institutions. The institutions that were the counterparties to our recently expired interest rate swap agreements were members of the bank group providing our prior credit facility.

Our three interest rate swap agreements were for notional amounts of $25.0 million, $25.0 million and $50.0 million, respectively. All of the interest rate swap agreements expired on October 29, 2001. Each of the swaps provided for approximate fixed interest rate of 6.4%. The floating rate index was computed on a 3-month LIBOR payable on the 29th of each January, April, July and October. Based upon quoted market values from the institutions holding the swaps, if we had terminated the swaps as of December 31, 2000, we would have had to pay $0.3 million.

As of December 31, 2001, the interest rate on our prior credit facility was LIBOR plus 1.1%. The indebtedness outstanding under our prior credit facility as of December 31, 2001, totaled $145.0 million. For information concerning our New Credit Facility, see the discussion in Item 2 under the caption “Liquidity and Capital Resources”.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

CIRCUS AND ELDORADO JOINT VENTURE

Date: May 15, 2002	By:	/s/ Gary L. Carano
Gary L. Carano Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2002	By:	/s/ Bruce C. Sexton
Bruce C. Sexton Chief Accounting and Financial Officer (Principal Financial and Accounting Officer)

SILVER LEGACY CAPITAL CORP.

Date: May 15, 2002	By:	/s/ Gary L. Carano
Gary L. Carano Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2002	By:	/s/ Bruce C. Sexton
Bruce C. Sexton Chief Accounting and Financial Officer (Principal Financial and Accounting Officer)