Form 10-Q
period 2002-06-30
CIRCUS & ELDORADO JOINT VENTURE; SILVER LEGACY CAPITAL CORP
filed 2002-08-14
CIK 1171079, 1171078

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2002.

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                TO

Commission file number 333-87202

CIRCUS AND ELDORADO JOINT VENTURE
SILVER LEGACY CAPITAL CORP.
(Exact names of registrants as specified in their charters)

Nevada Nevada (State or other jurisdiction of incorporation or organization)	88-0310787 71-0868362 (I.R.S. Employer Identification No.)

407 North Virginia Street, Reno, Nevada 89501
(Address of principal executive offices, including zip code)

(800) 687-7733
(Registrants’ telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes  ☐  No  ☒

Number of shares of common stock of Silver Legacy Capital Corp. outstanding at August 13, 2002: 2,500 shares.

CIRCUS AND ELDORADO JOINT VENTURE
SILVER LEGACY CAPITAL CORP.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements.

CIRCUS AND ELDORADO JOINT VENTURE
(doing business as Silver Legacy Resort Casino)

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30, 2002	December 31, 2001
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$16,730	$12,256
Accounts receivable, net	4,508	4,300
Inventories	1,639	1,877
Prepaid expenses and other	3,262	3,186

Total current assets	26,139	21,619
PROPERTY AND EQUIPMENT, NET	276,744	280,975
OTHER ASSETS, NET	6,293	575

Total Assets	$309,176	$303,169

The accompanying notes are an integral part of these condensed consolidated financial statements.

CIRCUS AND ELDORDO JOINT VENTURE
(doing business as Silver Legacy Resort Casino)

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30, 2002	December 31, 2001
LIABILITIES AND PARTNERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt	$2,000	$10,000
Accounts payable	4,190	3,797
Accrued interest	5,333	130
Accrued and other liabilities	9,707	8,650
Accrued guarantee fees to related party	—	185

Total current liabilities	21,230	22,762

LONG-TERM DEBT, LESS CURRENT PORTION	177,399	135,000

Total liabilities	198,629	157,762

PARTNERS’ EQUITY	110,547	145,407

Total Liabilities and Partners’ Equity	$309,176	$303,169

The accompanying notes are an integral part of these condensed consolidated financial statements.

CIRCUS AND ELDORADO JOINT VENTURE
(doing business as Silver Legacy Resort Casino)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
OPERATING REVENUES:
Casino	$24,578	$26,718	$46,126	$48,974
Rooms	9,235	10,714	17,028	19,208
Food and beverage	8,795	9,473	17,343	17,845
Other	2,484	2,045	4,184	3,486

	45,092	48,950	84,681	89,513
Less: promotional allowances	(3,755)	(4,054)	(6,974)	(7,327)

Net operating revenues	41,337	44,896	77,707	82,186

OPERATING EXPENSES:
Casino	10,962	12,068	21,204	22,724
Rooms	2,934	3,251	5,810	6,295
Food and beverage	6,052	6,506	11,911	12,412
Other	1,915	1,655	3,176	2,706
Selling, general and administrative	7,393	7,282	14,338	14,502
Depreciation	3,032	3,023	6,039	6,026
Loss on sale of assets	—	4	—	4

Total operating expenses	32,288	33,789	62,478	64,669

OPERATING INCOME	9,049	11,107	15,229	17,517

OTHER (INCOME) EXPENSE:
Insurance settlement proceeds	—	—	—	(225)
Interest income	(13)	(43)	(23)	(74)
Interest expense, net	4,509	3,779	7,153	7,792
Loss on early redemption of debt	—	—	134	—
Interest rate swap (income) expense	(163)	31	(163)	834

Total other (income) expense	4,333	3,767	7,101	8,327

Income before cumulative effect of change in accounting principle	4,716	7,340	8,128	9,190

Cumulative effect of change in accounting principle	—	—	—	(327)

NET INCOME	$4,716	$7,340	$8,128	$8,863

The accompanying notes are an integral part of these condensed consolidated financial statements.

CIRCUS AND ELDORADO JOINT VENTURE
(doing business as Silver Legacy Resort Casino)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY
(In thousands)
	Galleon, Inc.	Eldorado Resorts, LLC	Total
BALANCE, December 31, 2001	$73,755	$71,652	$145,407
Net income	4,064	4,064	8,128
Partners’ distributions	(27,545)	(15,443)	(42,988)

BALANCE, June 30, 2002	$50,274	$60,273	$110,547

The accompanying notes are an integral part of these condensed consolidated financial statements.

CIRCUS AND ELDORADO JOINT VENTURE
(doing business as Silver Legacy Resort Casino)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$8,128	$8,863
Adjustments to reconcile net income to net cash provided by operating operating activities:
Depreciation and amortization	6,270	6,026
Loss on sale of assets	—	4
Loss on early redemption of debt	134	—
Insurance settlement proceeds	—	(225)
Interest rate swap (receivable) payable	(163)	1,161
Changes in current assets and current liabilities:
(Increase) decrease in accounts receivable, net of allowance	(45)	844
Decrease in inventories	238	274
(Increase) decrease in prepaid expenses	(76)	637
Increase (decrease) in accounts payable	393	(52)
Decrease in accrued guarantee fees to related party	(185)	(23)
Increase (decrease) in accrued interest	5,203	(212)
Increase in accrued and other liabilities	1,057	1,155

Total adjustments	12,826	9,589

Net cash provided by operating activities	20,954	18,452

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets	—	7
Decrease in other assets	89	270
Insurance settlement proceeds	—	225
Purchase of property and equipment	(1,808)	(1,447)

Net cash used in investing activities	(1,719)	(945)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank credit facility	32,700	—
Proceeds from issuance of mortgage notes	159,378	—
Distributions to partners	(42,988)	(4,000)
Debt issuance costs	(6,151)	—
Payments on bank credit facility	(157,700)	(12,500)

Net cash used in financing activities	(14,761)	(16,500)

Net increase in cash and cash equivalents	4,474	1,007
Cash and cash equivalents at beginning of period	12,256	11,125

Cash and cash equivalents at end of period	$16,730	$12,132

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid during period for interest	$1,836	$7,825

The accompanying notes are an integral part of these condensed consolidated financial statements.

CIRCUS AND ELDORADO JOINT VENTURE
(doing business as Silver Legacy Resort Casino)

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Principles of Consolidation/Operations

Effective March 1, 1994, Eldorado Limited Liability Company (a Nevada limited liability company owned and controlled by Eldorado Resorts, LLC) (“ELLC”) and Galleon, Inc. (a Nevada corporation owned and controlled by Mandalay Resort Group) (“Galleon” and, collectively with ELLC, the “Partners”), entered into a joint venture agreement to establish Circus and Eldorado Joint Venture (the “Joint Venture”), a Nevada general partnership. The Joint Venture owns and operates a casino and hotel located in Reno, Nevada (“Silver Legacy”), which began operations on July 28, 1995. ELLC contributed land to the Joint Venture with a fair value of $25,000,000 and cash of $26,900,000 for a total equity investment of $51,900,000. Galleon contributed cash to the Joint Venture of $51,900,000 to comprise their total equity investment. Each partner has a 50% interest in the Joint Venture.

The condensed consolidated financial statements include the accounts of the Joint Venture and its wholly owned subsidiary, Silver Legacy Capital Corp. (“Capital”). Capital was established solely for the purpose of serving as a co-issuer of $160 million principal amount of 10 1/8% mortgage notes due 2012 issued by the Joint Venture and Capital and, as such, Capital does not have any operations, assets, or revenues. All significant intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of Management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Joint Venture as of June 30, 2002 and the results of operations and cash flows for the three and six months ended June 30, 2002 and 2001. The results of operations for such periods are not necessarily indicative of the results to be expected for a full year.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Impact of Recently Issued Accounting Standards

As of January 1, 2001, the Joint Venture changed its method of accounting for interest rate swaps to comply with Statement of Financial Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities,” and accordingly, changes to the fair value of the interest rate swaps are recognized in earnings. On January 1, 2001, the Joint Venture recorded a liability of $327,000 for the fair value of its interest rate swaps at that date with a corresponding cumulative effect adjustment in its statement of income. As of June 30, 2001, the fair value of the Joint Venture’s interest rate swaps was a liability of $1,161,000, and the Joint Venture recorded the change in fair market value of $834,000 to net interest rate swap expense in its statement of income and the corresponding liability. The interest rate swaps expired on October 29, 2001. See Note 3 for information regarding the Joint Venture’s swap agreement entered into in 2002.

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement applies to all entities

CIRCUS AND ELDORADO JOINT VENTURE
(doing business as Silver Legacy Resort Casino)

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and to all legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and the normal operation of a long-lived asset, except for certain obligations of lessees. This statement is effective for the Joint Venture’s 2003 fiscal year and early adoption is permitted. The Joint Venture believes that the adoption of this statement will not have a material impact on its financial condition or results of operations.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement requires one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired and broadens the presentation of discontinued operations to include additional disposal transactions. This statement is effective for fiscal years and interim periods beginning after December 15, 2001. The Joint Venture therefore adopted SFAS 144 in January 2002. The Joint Venture periodically evaluates its long-lived assets for impairment. Adoption of SFAS 144 did not have a material impact on the Joint Venture’s condensed consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements 4, 44, and 64, Amendment of FASB Statement 13, and Technical Corrections.” SFAS 145 rescinds SFAS 4, “Reporting Gains and Losses from Extinguishment of Debt.” Under SFAS 4, all gains and losses from extinguishment of debt were required to be aggregated, if material, and classified as an extraordinary item, net of related income tax effect, on the statement of income. SFAS 145 requires all gains and losses from extinguishment of debt to be classified as extraordinary only if they meet the criteria of Accounting Principles Board (“APB”) Opinion 30. This statement is effective for the Joint Venture’s 2003 fiscal year and early adoption is permitted. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB Opinion 30 shall be reclassified. In May 2002, the Joint Venture adopted this statement and reclassified its prior period loss from early retirement of debt.

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

3.    Long-Term Debt

Long-term debt consists of the following (in thousands):

	June 30, 2002	December 31, 2001
Amounts due under credit facilities at floating interest rates, weighted average of 3.54% and 5.93% during 2002 and 2001, respectively; due March 2007	$20,000	$145,000
10 1/8% Mortgage Notes due 2012 (net of unamortized discount of $601)	159,399	—

	179,399	145,000
Less—Current portion	(2,000)	(10,000)

	$177,399	$135,000

CIRCUS AND ELDORADO JOINT VENTURE
(doing business as Silver Legacy Resort Casino)

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On March 5, 2002, the Joint Venture and Capital (the “Issuers”) completed an offering of senior secured mortgage notes (“Notes”) with a principal amount of $160,000,000 due 2012. Concurrent with issuing the Notes, the Joint Venture entered into a new senior secured credit facility (the “New Credit Facility”) for $40,000,000. The proceeds from the Notes, together with $26,000,000 in borrowings under the New Credit Facility, were used to repay $150,200,000 representing all of the indebtedness outstanding under the prior bank credit facility (the “Bank Credit Facility”) and to fund $30,000,000 of distributions to the Partners. In addition, the remaining proceeds along with operating cash flow were used to pay $6,200,000 in related fees and expenses of the transactions. These fees were capitalized and are included in other assets. Deferred loan costs of $134,000 related to the Bank Credit Facility were written-off upon repayment in full of the Bank Credit Facility.

The Notes are senior secured obligations which rank equally with all of the Joint Venture’s outstanding senior debt and senior to any subordinated debt. The Notes are secured by a security interest in the Issuers’ existing and future assets, which is junior to a security interest in such assets securing the Joint Venture’s obligations on the New Credit Facility and any refinancings of such facility that are permitted pursuant to the terms of the Notes. Each of the Partners will execute and deliver a pledge of all of its partnership interests in the Joint Venture to secure the Notes, which will be junior to a pledge of such partnership interests to secure the Joint Venture’s obligations on the New Credit Facility and any refinancings of such facility that are permitted pursuant to the terms of the Notes. The Notes mature on March 1, 2012 and bear interest at the rate of 10 1/8% per annum, payable semi-annually in arrears on March 1 and September 1 of each year, commencing on September 1, 2002.

The New Credit Facility provides for a $20,000,000 senior secured revolving credit facility and a $20,000,000 five-year term loan facility, each of which bears interest at floating rates based on LIBOR plus a spread. The commitment under the term loan facility reduces as follows: $1,000,000 per quarter beginning March 31, 2003 through December 31, 2004; $1,250,000 per quarter beginning March 31, 2005 through December 31, 2005; $1,500,000 per quarter beginning March 31, 2006 through December 31, 2006, with the remaining balances due March 31, 2007. As of June 30, 2002, under our most restrictive covenants, the Joint Venture had the ability to borrow approximately $19,000,000 of the additional $20,000,000 available under the revolving credit facility.

The Notes and New Credit Facility contain various restrictive covenants including the maintenance of certain financial ratios and limitations on additional debt, disposition of property, mergers and similar transactions. As of June 30, 2002, the Joint Venture was in compliance with all of its covenants.

On June 13, 2002, the Joint Venture entered into a new fixed-to-floating interest rate swap agreement with a $50 million notional amount. Pursuant to this swap agreement, which expires on March 1, 2006, we receive interest at a fixed rate of 10.125% per annum and we pay interest based on a floating rate index that is computed on a 6-month LIBOR, in arrears, plus 5.31%. The amounts due under the swap agreement are payable on September 1 and March 1 of each year, beginning September 1, 2002. The difference between the amount received and amount paid under such agreement is recorded as a reduction of, or addition to interest expense as incurred over the life of the swap. Interest rate swap income accrued for the six months ended June 30, 2002 was $48,000. The new interest rate swap does not meet the criteria for hedge accounting established by SFAS 133. Accordingly, the fair market value of the swap is recorded as an asset or liability in accordance with SFAS 133. As of June 30, 2002, the value of the interest rate swap was a receivable of $163,000 with the corresponding amount recorded as interest rate swap income.

4.    Related Parties

Each of our Partners operates a casino attached and adjacent to Silver Legacy. Our Partners may be deemed to be in a conflict of interest position with respect to decisions they make relating to the Joint Venture, the Eldorado Hotel & Casino and Circus Circus Hotel & Casino-Reno.

As a condition to the Bank Credit Facility, Mandalay Resort Group (“MRG”) guaranteed completion of the Silver Legacy and, in addition, entered into a make-well agreement whereby it was obligated to make additional contributions to the Joint Venture as necessary to maintain a minimum coverage ratio (as defined). As compensation for the make-well agreement, MRG received a guarantee fee of 1½% of the outstanding balance of the Bank Credit Facility. The Joint Venture made payments totaling $563,000 and $1,198,000 on its guarantee fee commitment for the periods ended June 30, 2002 and 2001, respectively. On March 5, 2002, MRG’s obligations pursuant to the make-well agreement, and its right to receive the guarantee fee, terminated. All unpaid guarantee fees were paid in full in March 2002.

5.    Supplemental Executive Retirement Plan

The Joint Venture adopted a Supplemental Executive Retirement Plan (“SERP”) for a select group of highly compensated management employees. The SERP was effective January 1, 2002 and provides for a lifetime benefit at age 65, based on a formula which takes into account a participant’s highest annual compensation, years of service, and executive level. The SERP also provides an early retirement benefit at age 55 with at least four years of service, a disability provision, and a lump sum death benefit. The obligation is expected to be funded through life insurance contracts on the participants. The Joint Venture anticipates that its periodic pension cost for the year ended December 31, 2002 will be approximately $750,000, of which $306,000 has been accrued as of June 30, 2002. The accumulated benefit obligation is expected to be approximately $1,920,000 at December 31, 2002.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Effective March 1, 1994, Eldorado Limited Liability Company (“ELLC”), a Nevada limited liability company owned and controlled by Eldorado Resorts LLC, and Galleon, Inc. (“Galleon”), a Nevada corporation owned and controlled by Mandalay Resort Group, formerly know as Circus Circus Enterprises, Inc., entered into a joint venture agreement to establish Circus and Eldorado Joint Venture, a partnership (the “Joint Venture”), for the purpose of constructing, owning and operating Silver Legacy Resort Casino (“Silver Legacy”). Silver Legacy Capital Corp., a wholly owned subsidiary of the Joint Venture (“Capital”), was incorporated for the sole purpose of serving as a co-issuer of the 10 1/8% mortgage notes due 2012 issued by the Joint Venture and Capital (the “Notes”), and does not have any operations, assets or revenues.

On July 28, 1995, Silver Legacy commenced operations as a hotel-casino in downtown Reno, Nevada. Currently, Silver Legacy is a leader within the Reno market in terms of size, offering the largest number of slot machines, table games and the second largest number of hotel rooms. Convention expansions, amenity additions and other renovations have been completed on an annual basis.

Critical Accounting Policies

Certain of our accounting policies, including the estimated lives assigned to our assets, the determination of bad debt, asset impairment, self insurance reserves, and certain gaming related liabilities require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Our judgments are based on our historical experience, terms of existing contracts, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. There can be no assurance that actual results will not differ from our estimates.

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

Net Revenues

For the three months ended June 30, 2002, net revenues were $41.3 million compared to $44.9 million for the three months ended June 30, 2001, a decrease of $3.6 million, or 7.9%. The decrease in the quarter was due primarily to declines in casino, room and food revenues. The weak economy in Northern California and increased competition from Native American gaming continued to be a factor during the second quarter impacting our revenues. In addition, mid-week levels decreased significantly in comparison to the same prior year period in part due to the absence of the

American Bowling Congress National Championship that was held throughout the second quarter in 2001.

Casino revenues for the three months ended June 30, 2002 were $24.6 million compared to $26.7 million for the same quarter a year ago. The principal contributor to this $2.1 million, or 8.0%, decrease was a decline in slot volume and revenues compared to the same prior year period.

Room revenues for the quarter decreased $1.5 million, or 13.8%, from the prior year period. Silver Legacy’s average daily room rate (“ADR”) and occupancy percentage were $64.47 and 83.9%, respectively, for the three months ended June 30, 2002 compared to $66.61 and 94.4%, respectively, for the three months ended June 30, 2001. These decreases in ADR and occupancy were due primarily to declines in convention room nights connected with the absence of the American Bowling Congress National Championship Bowling Tournament along with occupancy decreases in the free and independent traveler segment.

For the three months ended June 30, 2002 compared to the prior year period, food and beverage revenues declined $0.7 million, or 7.2%. This decrease was mainly due to declines in customer counts associated with the previously discussed decreases in casino volume and room occupancy percentages.

Other revenues are comprised of revenues generated by our retail outlets, arcade, entertainment and other miscellaneous items. For the three months ended June 30, 2002, other revenues increased $0.4 million, or 21.5%, versus the prior year period. This increase was mainly attributed to growth in entertainment revenues during the second quarter due to an increased concert schedule compared with the prior year period.

Promotional allowances, expressed as a percentage of gross revenues, remained constant at 8.3% for the three months ended June 30, 2002 and 2001.

Operating Expenses

Operating expenses decreased $1.5 million, or 4.4%, for the three months ended June 30, 2002 compared to the three months ended June 30, 2001.

Casino expenses decreased by $1.1 million, or 9.2%. This decrease was due to the reductions in payroll expenses, promotional expenses and gaming taxes related to the decline in slot revenues.

For the three months ended June 30, 2002, room expenses declined $0.3 million, or 9.8%, due to reductions in payroll expenses resulting from a lower occupancy rate. In addition, travel agent commission expenses decreased in correlation with decreases in convention room nights due to the absence of a bowling tournament in 2002.

Food and beverage expenses decreased $0.5 million, or 7.0%, for the three months ended June 30, 2002 in comparison to the same prior year period. This decline was primarily due to a significant decrease in food cost of sales and, to a lesser degree, decreases in food payroll expenses.

Other expenses are comprised of expenses associated with the operation of our retail outlets, arcade and events pavilion along with the entertainment department’s production costs and professional fees. For the three months ended June 30, 2002, other expenses increased $0.3 million, or 15.7%, over the prior year period due to increased professional fees for entertainers.

For the three months ended June 30, 2002, selling, general and administrative expenses increased $0.1 million, or 1.5% over the prior year period. While controls to reduce payroll and discretionary spending remained in effect during the second quarter, resulting decreases were offset by increases in utilities, insurance costs and property taxes. In addition, advertising expenses were consistent with the prior year period, reflecting our effort to increase Silver Legacy’s brand awareness within our feeder markets. Moreover, additional expenses were recognized due to the adoption of a supplemental executive retirement plan at the beginning of 2002.

Other Income (Expense)

Other income (expense) is comprised of interest income, interest expense and interest rate swap expense. Interest expense increased $0.7 million for the three months ended June 30, 2002 compared to the same prior year period. This increase was primarily due to higher average outstanding borrowings and higher average interest rates resulting from our issuance of $160 million principal amount of 10 1/8% mortgage notes and the related transactions described under

“Liquidity and Capital Resources.”

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

Net Revenues

Net revenues were $77.7 million for the six months ended June 30, 2002 compared to $82.2 million for the six months ended June 30, 2001, resulting in a $4.5 million, or 5.5%, decrease. The primary contributors to this decrease were declines in casino and room revenues, which we believe were associated with the previously discussed Reno market and economic factors that impacted the second quarter. In addition, poor weather throughout March negatively affected our year to date results.

Casino revenues decreased $2.8 million, or 5.8%, for the six months ended June 30, 2002 compared to the six months ended June 30, 2001. This decrease was due to declines in slot volume and revenues as compared to the same prior year period.

For the six months ended June 30, 2002, room revenues decreased $2.2 million, or 11.4%, from the prior year period. Our average daily room rate and occupancy percentage were $61.18 and 81.3%, respectively, for the six months ended June 30, 2002 compared to $64.85 and 87.7%, respectively, for the six months ended June 30, 2001. These declines were principally due to the absence of the American Bowling Congress National Championship Bowling Tournament that was held in 2001, which increased ADR and occupancy, primarily mid-week, during the prior year period.

Food and beverage revenues decreased $0.5 million, or 2.8%, for the six months ended June 30, 2002 compared to the six months ended June 30, 2001. While convention banquet revenues drove up food revenues in the first quarter, decreases in customer counts during the second quarter offset these gains resulting in an overall decrease for the six month period compared with the prior year period.

Other revenues are comprised of revenues generated by our retail outlets, arcade, entertainment and other miscellaneous items. For the six months ended June 30, 2002, other revenues increased $0.7 million, or 20.0%, compared to the prior year period. This increase was attributed to increases in entertainment revenues due to an increased concert schedule during the six month period in 2002.

Promotional allowances, expressed as a percentage of gross revenues, remained constant at 8.2% for the six months ended June 30, 2002 and 2001.

Operating Expenses

For the six months ended June 30, 2002 compared to the six months ended June 30, 2001, operating expenses decreased $2.2 million, or 3.4%. This reduction was due to declines in casino, room, food and beverage and selling, general and administrative expenses.

Casino expenses for the six months ended June 30, 2002 decreased by $1.5 million, or 6.7%, from the same prior year period. The majority of this decrease was associated with declines in casino payroll and promotional expenses along with reductions in state gaming taxes associated with decreased casino revenues.

Room expenses declined $0.5 million, or 7.7%. This decrease was attributed to operating efficiencies and decreases in payroll expenses in addition to a decline in travel agent commission expenses due to the absence of a bowling tournament in 2002.

For the six months ended June 30, 2002, food and beverage expenses decreased $0.5 million, or 4.0%, in comparison to the prior year period. Food cost of sales, and to a lesser degree, food payroll expenses decreased, both in dollar amount and as a percentage of revenues.

Other expenses are comprised of expenses associated with the operation of our retail outlets, arcade and events pavilion along with the entertainment department’s production costs and professional fees. Other expenses increased $0.5 million, or 17.4%, for the six months ended June 30, 2002. This increase was primarily due to an increase in entertainment expenses, principally professional fees for entertainers.

Selling, general and administrative expenses decreased by $0.2 million, or 1.1%, for the six months ended June 30, 2002 compared to the six months ended June 30, 2001. Increases in insurance and property taxes along with new costs associated with our supplemental executive retirement plan were offset by decreases in facility operations and marketing costs. The decrease in facility operations was attributed to lower utility expenses during the first quarter while the decline in marketing costs was associated with reduced professional services for advertising.

Other Income (Expense)

Other income (expense) is comprised of interest income, interest expense, income related to an insurance settlement and interest rate swap expense. Interest expense decreased $0.6 million for the six months ended June 30, 2002 compared to the prior year period due to lower average outstanding borrowings during the majority of the first quarter combined with a lower average interest rate during the six months. Interest rate swap income of $0.2 million was recorded for the six months ended June 30, 2002. For the six months ended June 30, 2001, a $0.2 million insurance settlement was received and $0.8 million in interest rate swap expense was recognized.

Liquidity and Capital Resources

Our primary source of liquidity and capital resources has been through cash flow from operations. As of June 30, 2002, cash and cash equivalents were $16.7 million. Cash provided by operating activities was $21.0 million for the six months ended June 30, 2002 compared to $18.5 million for the six months ended June 30, 2001. This increase was primarily due to a reduction in cash interest paid in 2002 versus 2001. Interest due on the Notes is payable semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2002. Prior to the issuance of the Notes, interest payments on our previous bank credit facility were made within a 30 to 90 day period.

Cash used in investing activities for the six months ended June 30, 2002 was $1.7 million compared to $0.9 million for the six months ended June 30, 2001. Cash used in investing activities related primarily to capital expenditures for various renovation projects and equipment purchases. The increase from the prior year resulted from a $0.4 million increase in capital spending in the current year period, our receipt of $0.2 million in insurance proceeds during the six months ended June 30, 2001, and a decrease in other assets of $0.2 million in the current year period.

Cash used in financing activities was $14.8 million for the six months ended June 30, 2002, compared to $16.5 million for the six months ended June 30, 2001. Concurrent with the issuance of the Notes on March 5, 2002, the Joint Venture entered into a new senior secured credit facility comprised of a $20.0 million term loan facility that amortizes over a period of five years and a $20.0 million revolving credit facility with a five year maturity. The proceeds from the Notes, together with $26.0 million of borrowings under the new credit facility and operating cash of $0.6 million, were used to repay $150.2 million, representing all of the indebtedness outstanding under the prior credit facility, to fund $30.0 million of distributions to the Joint Venture’s partners, ELLC and Galleon, and to pay $5.8 million in fees and expenses related to the transactions. During the six months ended June 30, 2002, prior to the issuance of the Notes, the Joint Venture also made distributions to its partners of (i) $2.4 million (representing tax distributions attributable to the fourth quarter of 2001), (ii) $5.2 million (representing tax distributions attributable to the year 2000), and (iii) $2.1 million representing the remaining balance of a priority allocation payable to Galleon. During the quarter ended June 30, 2002 and subsequent to the issuance of the Notes, additional tax payments of $3.3 million were distributed to our partners, $0.4 million in additional fees and expenses related to the transaction were paid and $6.0 million in principal payments were made on the new credit facility. As of June 30, 2002, the Joint Venture was in compliance with all of its covenants, including the covenants in the new credit facility and those in the indenture relating to the Notes, and, under our most restrictive covenants, we had the ability to borrow approximately $19.0 million of the additional $20.0 million available under the new credit facility. See “Senior Secured Credit Facility,” below.

We currently expect our capital expenditures for 2002 to be approximately $4.0 million, of which we had incurred approximately $1.8 million at June 30, 2002. In future years, we intend to make capital expenditures consistent with historical expenditures and, to the extent necessary to continue to maintain an attractive property and a competitive position in our marketplace, additional amounts as approved by our executive committee.

The Joint Venture’s partnership agreement obligates the Joint Venture, subject to any contractual restrictions, to (i) distribute each year for as long as it is not taxed as a corporation to each of the partners an amount equal to such partner’s allocable share of the Joint Venture’s taxable income multiplied by the highest marginal Federal (and, if applicable, state) income tax rate applicable to either partner for that year, and (ii) make annual distributions of remaining “Net Cash From Operations” in proportion to the percentage interests of the partners. As defined, the term “Net Cash From Operations” means the gross cash proceeds received by the Joint Venture, less the following amounts: (i) cash operating expenses and payments of other expenses and obligations of the Joint Venture, including interest and scheduled principal payments on Joint Venture indebtedness, including indebtedness owed to the partners, if any, (ii) all capital expenditures made by the Joint Venture, and (iii) such reasonable reserves as the partners deem necessary in good faith and in the best interests of the Joint Venture to meet anticipated future obligations and liabilities of the Joint Venture (less any release of reserves previously established, as similarly determined).

We believe we have sufficient capital resources to meet all of our obligations. These obligations include existing cash obligations, funding of capital commitments and servicing our debt. We also believe our capital resources are sufficient to provide for permitted partner distributions. Our future sources of liquidity are anticipated to be from our operating cash flow and borrowings available under our new credit facility.

Senior Secured Credit Facility

On March 5, 2002, concurrently with the issuance of our 10 1/8% mortgage notes, we entered into a new senior secured credit facility (the “Credit Facility”) comprised of a $20.0 million term loan facility (the entire amount of which was outstanding at June 30, 2002) and a $20.0 million revolving facility (none of which was outstanding at June 30, 2002). See “Liquidity and Capital Resources.” The Credit Facility is secured by a first priority security interest in substantially all of our existing and future assets, other than certain licenses which may not be pledged under applicable law, and the Joint Venture’s partners will execute and deliver a first priority pledge in all of the partnership interests in Circus and Eldorado Joint Venture to secure the Credit Facility. The Credit Facility ranks equal in right of payment to our existing and future senior indebtedness, including the 10 1/8% mortgage notes, but the security interests securing our obligations under the Credit Facility are senior to the security interests securing our obligations on the 10 1/8% mortgage notes. The term loan portion of the Credit Facility will amortize quarterly beginning March 31, 2003 and thereafter based on the annual amounts listed below:

Calendar Year	Annual Reduction
2003	20.0%
2004	20.0%
2005	25.0%
2006	30.0%
2007	5.0%

Interest on outstanding balances and commitment fees on unused availabilities under the Credit Facility are determined by a formula based on our leverage ratio, which is the ratio of our total debt to annualized cash flow, and in the case of interest rates, on the basis of the Eurodollar or base rate existing for each interest calculation date. As our leverage ratio declines or increases, the interest rate and commitment fees we pay decline or increase commensurately. At June 30, 2002, the effective rate of interest on the indebtedness outstanding under the Credit Facility was 4.88%. The Credit Facility contains customary events of default and covenants, including covenants that limit or restrict our ability to incur additional debt, create liens or other encumbrances, pay dividends or make other restricted payments, prepay subordinated indebtedness, make investments, loans or other guarantees, sell or otherwise dispose of a portion of our assets, or make acquisitions or merge or consolidate with another entity. In addition, the Credit Facility requires us to meet specified financial tests on an ongoing basis, including the following:

•	we are required to maintain a maximum ratio of total debt to EBITDA as follows:

Quarters Ending	Maximum Ratio
On or prior to September 30, 2002	4.50 : 1.00
December 31, 2002 through September 30, 2003	4.25 : 1.00
December 31, 2003 and thereafter	4.00 : 1.00

•	we are required to maintain a minimum ratio of EBITDA to fixed charges of 1.10 : 1.00 at all times.

The entire principal amount then outstanding under the Credit Facility becomes due and payable on March 31, 2007 unless the maturity date is extended with the consent of the lenders.

Impact of Inflation

Absent changes in competitive and economic conditions or in specific prices affecting the industry, we do not expect that inflation will have a significant impact on our operations. Changes in specific prices, such as fuel and transportation prices, relative to the general rate of inflation may have a material adverse effect on the hotel and casino industry in general.

Forward-Looking Statements

Certain information included in this report and other materials filed or to be filed by us with the Securities and Exchange Commission (as well as information included in oral statements or written statements made or to be made by us) contains statements that are forward-looking within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements can be identified by the fact that they do not relate strictly to historical or current facts. We have based these forward-looking statements on our current expectations about future events. These forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, intentions, financial condition, results of operations, future performance and business, including, current and future operations and statements that include the words “may”, “could”, “should”, “would”, “believe”, “expect”, “anticipate”, “estimate”, “intend”, “plan” or similar expressions. Such statements include information relating to capital spending, financing sources and the effects of regulation (including gaming and tax regulation) and competition. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by us or on our behalf. These risks and uncertainties include, but are not limited to dependence on existing management, leverage and debt service (including sensitivity to fluctuations in interest rates), domestic or global economic conditions, changes in Federal or state tax laws or the administration of such laws, changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions), risks and uncertainties relating to any development and construction activities and applications for licenses and approvals under applicable laws and regulations (including gaming laws and regulations) and any further terrorist attacks similar to those that occurred September 11, 2001. If one or more of the assumptions underlying our forward-looking statements proves incorrect, then our actual results, performance or achievements could differ materially from those expressed in, or implied by, the forward-looking statements contained in this report. Therefore, we caution you not to place undue reliance on our forward-looking statements. This statement is provided as permitted by the Private Securities Litigation Reform Act of 1995.

Item 3.    Quantitative and Qualitative Disclosures About Market Risks

We are exposed to market risk in the form of fluctuations in interest rates and their potential impact upon our variable rate debt. We evaluate our exposure to market risk by monitoring interest rates in the marketplace and we have, on occasion, utilized derivative financial instruments to help manage this risk. We do not utilize derivative financial instruments for trading purposes. There were no material quantitative changes in our market risk exposure, or how such risks are managed, during 2001 or during the six months ended June 30, 2002 other than discussed below.

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

Our three interest rate swap agreements were for notional amounts of $25.0 million, $25.0 million and $50.0 million, respectively. All of the interest rate swap agreements expired on October 29, 2001. Each of the swaps provided for an approximate fixed interest rate of 6.4%. The floating rate index was computed on a 3-month LIBOR payable on the 29th of each January, April, July and October. Based upon quoted market values from the institutions holding the swaps, if we had terminated the swaps as of December 31, 2000, we would have had to pay $0.3 million.

As of December 31, 2001, the interest rate on our prior credit facility was LIBOR plus 1.1%. The indebtedness outstanding under our prior credit facility as of December 31, 2001, totaled $145.0 million. For information concerning our New Credit Facility, see the discussion in Item 2 of this Part I under the caption “Liquidity and Capital Resources.”

On June 13, 2002 we and Bank of America N.A. entered into a new fixed-to-floating swap agreement with a $50.0 million notional amount. Pursuant to this swap agreement, which expires on March 1, 2006, we receive interest at a fixed rate of 10.125% per annum and we pay interest based on a floating rate index that is computed on a 6-month LIBOR, in arrears, plus 5.31%. The amounts due under the swap agreement are payable on September 1 and March 1 of each year, beginning September 1, 2002. We will be required to record changes in the fair market value of the contract on a quarterly basis in our income statement, which will increase the volatility of our earnings. If we utilize the full $40 million of borrowing capacity under the Credit Facility, that indebtedness along with the $50 million notional amount of the swap agreement will give us a variable rate of interest on 45% of our total debt.

Part II.    OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits.

3.1	Articles of Incorporation of Silver Legacy Capital Corp. (Incorporated by reference to Exhibit 3.1 to the registrants’ Form S-4 Registration Statement—Commission File Nos. 333-87202 and 333-87202(01))

3.2	Bylaws of Silver Legacy Capital Corp. (Incorporated by reference to Exhibit 3.2 to the registrants’ Form S-4 Registration Statement—Commission File Nos. 333-87202 and 333-87202(01))

3.3
Amended and Restated Agreement of Joint Venture of Circus and Eldorado Joint Venture between Eldorado Limited Liability Company and Galleon, Inc. (Incorporated by reference to Exhibit 3.3 to the registrants’ Form S-4 Registration Statement—Commission File Nos. 333-87202 and 333-87202(01))

4.1
Indenture, dated as of March 5, 2002, among the registrants and The Bank of New York, with respect to the 10 1/8% Mortgage Notes due 2012 (Incorporated by reference to Exhibit 10.10.1 to the Annual Report of Eldorado Resorts LLC and Eldorado Capital Corp. (Commission File No. 333-11811) on Form 10-K for the year ended December 31, 2001)

4.2
Deed of Trust, Fixture Filing and Security Agreement with Assignment of Rents, dated as of February 26, 2002, by Circus and Eldorado Joint Venture, to First American Title Company of Nevada for the benefit of The Bank of New York, as trustee (Incorporated by reference to Exhibit 10.10.2 to the Annual Report of Eldorado Resorts LLC and Eldorado Capital Corp. (Commission File No. 333-11811) on Form 10-K for the year ended December 31, 2001)

4.3
Security Agreement, dated as of March 5, 2002, for the benefit of The Bank of New York, as trustee (Incorporated by reference to Exhibit 10.10.3 to the Annual Report of Eldorado Resorts LLC and Eldorado Capital Corp. (Commission File No. 333-11811) on Form 10-K for the year ended December 31, 2001)

4.4
Assignment of Rent and Revenues, entered into as of February 26, 2002, between Circus and Eldorado Joint Venture and The Bank of New York, as trustee (Incorporated by reference to Exhibit 10.10.4 to the Annual Report of Eldorado Resorts LLC and Eldorado Capital Corp. (Commission File No. 333 11811) on Form 10-K for the year ended December 31, 2001)

4.5
Collateral Account Agreement, dated as of March 5, 2002, with The Bank of New York, as trustee (Incorporated by reference to Exhibit 10.10.5 to the Annual Report of Eldorado Resorts LLC and Eldorado Capital Corp. (Commission File No. 333-11811) on Form 10-K for the year ended December 31, 2001)

4.6
Environmental Indemnity, entered into as of March 5, 2002, by the registrants (Incorporated by reference to Exhibit 10.10.6 to the Annual Report of Eldorado Resorts LLC and Eldorado Capital Corp. (Commission File No. 333-11811) on Form 10-K for the year ended December 31, 2001)

4.7
Registration Rights Agreement, dated as of March 5, 2002, with Banc of America Securities LLC (Incorporated by reference to Exhibit 4.7 to the registrants’ Form S-4 Registration Statement—Commission File Nos. 333-87202 and 333-87202(01))

4.8
Second Amended and Restated Credit Agreement, dated as of March 5, 2002, among Circus and Eldorado Joint Venture, Bank of America, N.A., Bank of Scotland, and U.S. Bank National Association (Incorporated by reference to Exhibit 10.9.2 to the Annual Report of Eldorado Resorts LLC and Eldorado Capital Corp. (Commission File No. 333-11811) on Form 10-K for the year ended December 31, 2001)

4.9
Guaranty, dated as of March 5, 2002, made by Silver Legacy Capital Corp. in favor of Bank of America, N.A., as administrative agent (Incorporated by reference to Exhibit 10.9.3 to the Annual Report of Eldorado Resorts LLC and Eldorado Capital Corp. (Commission File No. 333-11811) on Form 10-K for the year ended December 31, 2001)

4.10
Second Amended and Restated Security Agreement, dated as of March 5, 2002, between Circus and Eldorado Joint Venture and Bank of America, N.A., as administrative agent (Incorporated by reference to Exhibit 10.9.4 to the Annual Report of Eldorado Resorts LLC and Eldorado Capital Corp. (Commission File No. 333-11811) on Form 10-K for the year ended December 31, 2001)

4.11
Guarantor Security Agreement, dated as of March 5, 2002, between Silver Legacy Capital Corp. and Bank of America, N.A., as administrative agent (Incorporated by reference to Exhibit 10.9.5 to the Annual Report of Eldorado Resorts LLC and Eldorado Capital Corp. (Commission File No. 333-11811) on Form 10-K for the year ended December 31, 2001)

4.12
Second Amended and Restated Construction Deed of Trust, Fixture Filing and Security Agreement with Assignment of Rents, dated as of February 26, 2002, but effective March 5, 2002, among Circus and Eldorado Joint Venture, First American Title Company of Nevada, as trustee, and Bank of America, N.A., as administrative agent (Incorporated by reference to Exhibit 10.9.6 to the Annual Report of Eldorado Resorts LLC and Eldorado Capital Corp. (Commission File No. 333-11811) on Form 10-K for the year ended December 31, 2001)

4.13
Second Amended and Restated Assignment of Rents and Revenues, entered into as of February 26, 2002, but effective as of March 5, 2002, between Circus and Eldorado Joint Venture and Bank of America, N.A., as administrative agent (Incorporated by reference to Exhibit 10.9.7 to the Annual Report of Eldorado Resorts LLC and Eldorado Capital Corp. (Commission File No. 333-11811) on Form 10-K for the year ended December 31, 2001)

4.14
Second Amended and Restated Collateral Account Agreement, dated March 5, 2002, between Circus and Eldorado Joint Venture and Bank of America, N.A., as administrative agent (Incorporated by reference to Exhibit 10.9.8 to the Annual Report of Eldorado Resorts LLC and Eldorado Capital Corp. (Commission File No. 333-11811) on Form 10-K for the year ended December 31, 2001)

4.15
Intercreditor Agreement, dated as of March 5, 2002, among Bank of America, N.A., as administrative agent, The Bank of New York, as trustee, and the registrants (Incorporated by reference to Exhibit 10.9.9 to the Annual Report of Eldorado Resorts LLC and Eldorado Capital Corp. (Commission File No. 333-11811) on Form 10-K for the year ended December 31, 2001)

10.1	Silver Legacy Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10.1 to the registrants’ Form S-4 Registration Statement—Commission File Nos. 333-87202 and 333-87202(01))

10.2
Letter Agreement, dated June 13, 2002, between Circus and Eldorado Joint Venture and Bank of America N.A. (Incorporated by reference to Exhibit 10.2 to the registrants’ Form S-4 Registration Statement—Commission File Nos. 333-87202 and 333-87202(01))

21	Subsidiaries of registrants (Incorporated by reference to Exhibit 21 to the registrants’ Form S-4 Registration Statement—Commission File Nos. 333-87202 and 333-87202(01))

99.1	Certification of Gary L. Carano pursuant to 18 U.S.C. Section 1350

99.2	Certification of Bruce C. Sexton pursuant to 18 U.S.C. Section 1350

(b)  Reports on Form 8-K

During the period covered by this report, the Joint Venture filed one report on Form 8-K filed May 24, 2002. This Form 8-K reported information under Item 4.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

CIRCUS AND ELDORADO JOINT VENTURE

Date: August 13, 2002	By:	/s/ GARY L. CARANO
Gary L. Carano
Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2002	By:	/s/ BRUCE C. SEXTOn
Bruce C. Sexton
Chief Accounting and Financial Officer (Principal Financial and Accounting Officer)

SILVER LEGACY CAPITAL CORP.

Date: August 13, 2002	By:	/s/ GARY L. CARANO
Gary L. Carano
Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2002	By:	/s/ BRUCE C. SEXTOn
Bruce C. Sexton
Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Incorporation of Silver Legacy Capital Corp. (Incorporated by reference to Exhibit 3.1 to the registrants’ Form S-4 Registration Statement—Commission File Nos. 333-87202 and 333-87202(01))

3.2	Bylaws of Silver Legacy Capital Corp. (Incorporated by reference to Exhibit 3.2 to the registrants’ Form S-4 Registration Statement—Commission File Nos. 333-87202 and 333-87202(01))

3.3
Amended and Restated Agreement of Joint Venture of Circus and Eldorado Joint Venture between Eldorado Limited Liability Company and Galleon, Inc. (Incorporated by reference to Exhibit 3.3 to the registrants’ Form S-4 Registration Statement—Commission File Nos. 333-87202 and 333-87202(01))

4.1
Indenture, dated as of March 5, 2002, among the registrants and The Bank of New York, with respect to the 10 1/8% Mortgage Notes due 2012 (Incorporated by reference to Exhibit 10.10.1 to the Annual Report of Eldorado Resorts LLC and Eldorado Capital Corp. (Commission File No. 333-11811) on Form 10-K for the year ended December 31, 2001)

4.2
Deed of Trust, Fixture Filing and Security Agreement with Assignment of Rents, dated as of February 26, 2002, by Circus and Eldorado Joint Venture, to First American Title Company of Nevada for the benefit of The Bank of New York, as trustee (Incorporated by reference to Exhibit 10.10.2 to the Annual Report of Eldorado Resorts LLC and Eldorado Capital Corp. (Commission File No. 333-11811) on Form 10-K for the year ended December 31, 2001)

4.3
Security Agreement, dated as of March 5, 2002, for the benefit of The Bank of New York, as trustee (Incorporated by reference to Exhibit 10.10.3 to the Annual Report of Eldorado Resorts LLC and Eldorado Capital Corp. (Commission File No. 333-11811) on Form 10-K for the year ended December 31, 2001)

4.4
Assignment of Rent and Revenues, entered into as of February 26, 2002, between Circus and Eldorado Joint Venture and The Bank of New York, as trustee (Incorporated by reference to Exhibit 10.10.4 to the Annual Report of Eldorado Resorts LLC and Eldorado Capital Corp. (Commission File No. 333 11811) on Form 10-K for the year ended December 31, 2001)

4.5
Collateral Account Agreement, dated as of March 5, 2002, with The Bank of New York, as trustee (Incorporated by reference to Exhibit 10.10.5 to the Annual Report of Eldorado Resorts LLC and Eldorado Capital Corp. (Commission File No. 333-11811) on Form 10-K for the year ended December 31, 2001)

4.6
Environmental Indemnity, entered into as of March 5, 2002, by the registrants (Incorporated by reference to Exhibit 10.10.6 to the Annual Report of Eldorado Resorts LLC and Eldorado Capital Corp. (Commission File No. 333-11811) on Form 10-K for the year ended December 31, 2001)

4.7
Registration Rights Agreement, dated as of March 5, 2002, with Banc of America Securities LLC (Incorporated by reference to Exhibit 4.7 to the registrants’ Form S-4 Registration Statement—Commission File Nos. 333-87202 and 333-87202(01))

4.8
Second Amended and Restated Credit Agreement, dated as of March 5, 2002, among Circus and Eldorado Joint Venture, Bank of America, N.A., Bank of Scotland, and U.S. Bank National Association (Incorporated by reference to Exhibit 10.9.2 to the Annual Report of Eldorado Resorts LLC and Eldorado Capital Corp. (Commission File No. 333-11811) on Form 10-K for the year ended December 31, 2001)

4.9
Guaranty, dated as of March 5, 2002, made by Silver Legacy Capital Corp. in favor of Bank of America, N.A., as administrative agent (Incorporated by reference to Exhibit 10.9.3 to the Annual Report of Eldorado Resorts LLC and Eldorado Capital Corp. (Commission File No. 333-11811) on Form 10-K for the year ended December 31, 2001)

Exhibit No.	Description

4.10
Second Amended and Restated Security Agreement, dated as of March 5, 2002, between Circus and Eldorado Joint Venture and Bank of America, N.A., as administrative agent (Incorporated by reference to Exhibit 10.9.4 to the Annual Report of Eldorado Resorts LLC and Eldorado Capital Corp. (Commission File No. 333-11811) on Form 10-K for the year ended December 31, 2001)

4.11
Guarantor Security Agreement, dated as of March 5, 2002, between Silver Legacy Capital Corp. and Bank of America, N.A., as administrative agent (Incorporated by reference to Exhibit 10.9.5 to the Annual Report of Eldorado Resorts LLC and Eldorado Capital Corp. (Commission File No. 333-11811) on Form 10-K for the year ended December 31, 2001)

4.12
Second Amended and Restated Construction Deed of Trust, Fixture Filing and Security Agreement with Assignment of Rents, dated as of February 26, 2002, but effective March 5, 2002, among Circus and Eldorado Joint Venture, First American Title Company of Nevada, as trustee, and Bank of America, N.A., as administrative agent (Incorporated by reference to Exhibit 10.9.6 to the Annual Report of Eldorado Resorts LLC and Eldorado Capital Corp. (Commission File No. 333-11811) on Form 10-K for the year ended December 31, 2001)

4.13
Second Amended and Restated Assignment of Rents and Revenues, entered into as of February 26, 2002, but effective as of March 5, 2002, between Circus and Eldorado Joint Venture and Bank of America, N.A., as administrative agent (Incorporated by reference to Exhibit 10.9.7 to the Annual Report of Eldorado Resorts LLC and Eldorado Capital Corp. (Commission File No. 333-11811) on Form 10-K for the year ended December 31, 2001)

4.14
Second Amended and Restated Collateral Account Agreement, dated March 5, 2002, between Circus and Eldorado Joint Venture and Bank of America, N.A., as administrative agent (Incorporated by reference to Exhibit 10.9.8 to the Annual Report of Eldorado Resorts LLC and Eldorado Capital Corp. (Commission File No. 333-11811) on Form 10-K for the year ended December 31, 2001)

4.15
Intercreditor Agreement, dated as of March 5, 2002, among Bank of America, N.A., as administrative agent, The Bank of New York, as trustee, and the registrants (Incorporated by reference to Exhibit 10.9.9 to the Annual Report of Eldorado Resorts LLC and Eldorado Capital Corp. (Commission File No. 333-11811) on Form 10-K for the year ended December 31, 2001)

10.1	Silver Legacy Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10.1 to the registrants’ Form S-4 Registration Statement—Commission File Nos. 333-87202 and 333-87202(01))

10.2
Letter Agreement, dated June 13, 2002, between Circus and Eldorado Joint Venture and Bank of America N.A. (Incorporated by reference to Exhibit 10.2 to the registrants’ Form S-4 Registration Statement—Commission File Nos. 333-87202 and 333-87202(01))

21	Subsidiaries of registrants (Incorporated by reference to Exhibit 21 to the registrants’ Form S-4 Registration Statement—Commission File Nos. 333-87202 and 333-87202(01))

99.1	Certification of Gary L. Carano pursuant to 18 U.S.C. Section 1350

99.2	Certification of Bruce C. Sexton pursuant to 18 U.S.C. Section 1350