Form 10-Q
period 2002-09-30
CIRCUS & ELDORADO JOINT VENTURE; SILVER LEGACY CAPITAL CORP
filed 2002-11-14
CIK 1171079, 1171078

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2002.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______________ TO ______________ .

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

Yes	☒	No	☐

Indicate by check mark whether either of the registrants is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

Number of shares of common stock of Silver Legacy Capital Corp. outstanding at November 14, 2002: 2,500 shares.

CIRCUS AND ELDORADO JOINT VENTURE
SILVER LEGACY CAPITAL CORP.

FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30, 2002	December 31, 2001

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$15,480	$12,256
Accounts receivable, net	4,493	4,300
Interest rate swap receivable	2,419	—
Inventories	1,628	1,877
Prepaid expenses and other	4,216	3,186

Total current assets	28,236	21,619
PROPERTY AND EQUIPMENT, NET	274,439	280,975
OTHER ASSETS, NET	6,995	575

Total Assets	$309,670	$303,169

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRCUS AND ELDORDO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30, 2002	December 31, 2001

LIABILITIES AND PARTNERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$—	$10,000
Accounts payable	4,608	3,797
Accrued interest	1,291	130
Accrued and other liabilities	8,824	8,650
Accrued guarantee fees to related party	—	185

Total current liabilities	14,723	22,762
LONG-TERM DEBT, LESS CURRENT PORTION	177,414	135,000
OTHER LONG-TERM LIABILITIES	528	—

Total liabilities	192,665	157,762

PARTNERS’ EQUITY	117,005	145,407

Total Liabilities and Partners’ Equity	$309,670	$303,169

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRCUS AND ELDORADO JOINT VENTURE
(doing business as Silver Legacy Resort Casino)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

OPERATING REVENUES:
Casino	$27,085	$26,803	$73,211	$75,777
Rooms	10,738	10,640	27,766	29,848
Food and beverage	10,117	9,361	27,461	27,206
Other	2,492	2,221	6,677	5,708

	50,432	49,025	135,115	138,539
Less: promotional allowances	(4,316)	(3,764)	(11,291)	(11,091)

Net operating revenues	46,116	45,261	123,824	127,448

OPERATING EXPENSES:
Casino	12,824	12,172	36,562	37,100
Rooms	3,106	3,206	8,568	9,168
Food and beverage	6,785	6,794	16,888	17,564
Other	2,055	1,824	4,850	4,304
Selling, general and administrative	7,919	8,165	22,257	22,667
Depreciation	3,026	3,028	9,065	9,053
Loss on sale of assets	3	—	3	4

Total operating expenses	35,718	35,189	98,193	99,860

OPERATING INCOME	10,398	10,072	25,631	27,588

OTHER (INCOME) EXPENSE:
Insurance settlement proceeds	—	—	—	(225)
Interest income	(5)	(27)	(27)	(102)
Interest expense, net	4,006	3,211	11,160	11,003
Loss on early redemption of debt	—	—	134	—
Interest rate swap (income) expense	(2,256)	(486)	(2,419)	348
Other expense	77	—	77	—

Total other (income) expense	1,822	2,698	8,925	11,024

Income before cumulative effect of change in accounting principle	8,576	7,374	16,706	16,564

Cumulative effect of change in accounting principle	—	—	—	(327)

NET INCOME	$8,576	$7,374	$16,706	$16,237

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRCUS AND ELDORADO JOINT VENTURE
(doing business as Silver Legacy Resort Casino)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY
(In thousands)

	Galleon, Inc.	Eldorado Resorts, LLC	Total

BALANCE, December 31, 2001	$73,755	$71,652	$145,407
Net income	8,353	8,353	16,706
Partners’ distributions	(28,605)	(16,503)	(45,108)

BALANCE, September 30, 2002	$53,503	$63,502	$117,005

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRCUS AND ELDORADO JOINT VENTURE
(doing business as Silver Legacy Resort Casino)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$16,706	$16,237
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,478	9,053
Loss on sale of assets	3	4
Loss on early redemption of debt	134	—
Insurance settlement proceeds	—	(225)
Interest rate swap (receivable) payable	(2,419)	675
Increase in accrued pension cost	528	—
Changes in current assets and current liabilities:
(Increase) decrease in accounts receivable, net of allowance	(193)	88
Decrease in inventories	249	276
(Increase) in prepaid expenses	(1,030)	(405)
Increase in accounts payable	811	365
(Decrease) in accrued guarantee fees to related party	(185)	(29)
Increase (decrease) in accrued interest	1,161	(661)
Increase in accrued and other liabilities	174	1,034

Total adjustments	8,711	10,175

Net cash provided by operating activities	25,417	26,412

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets	4	7
(Increase) decrease in other assets	(630)	221
Insurance settlement proceeds	—	225
Purchase of property and equipment	(2,536)	(2,810)

Net cash used in investing activities	(3,162)	(2,357)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank credit facility	36,700	—
Proceeds from issuance of mortgage notes	159,378	—
Distributions to partners	(45,108)	(5,893)
Debt issuance costs	(6,301)	—
Payments on bank credit facility	(163,700)	(17,500)

Net cash used in financing activities	(19,031)	(23,393)

Net increase in cash and cash equivalents	3,224	662
Cash and cash equivalents at beginning of period	12,256	11,125

Cash and cash equivalents at end of period	$15,480	$11,787

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid during period for interest	$9,705	$11,390

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

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

            The condensed consolidated financial statements include the accounts of the Joint Venture and its wholly owned subsidiary, Silver Legacy Capital Corp. (“Capital”).  Capital was established solely for the purpose of serving as a co-issuer of $160 million principal amount of 101/8% mortgage notes due 2012 issued by the Joint Venture and Capital and, as such, Capital does not have any operations, assets, or revenues.  All significant intercompany accounts and transactions have been eliminated in consolidation.

            In the opinion of Management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, all of which are normal and recurring, necessary to present fairly the financial position of the Joint Venture as of September 30, 2002 and the results of operations and cash flows for the three and nine months ended September 30, 2002 and 2001. The results of operations for such periods are not necessarily indicative of the results to be expected for a full year.

            Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting standards generally accepted in the United States of America have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2001 included in the Registration Statement of Circus and Eldorado Joint Venture and Silver Legacy Capital Corp. on Form S-4 filed with the Securities and Exchange Commission (Commission File No. 333-87202).

Use of Estimates

            The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.

Recently Issued Accounting Pronouncements

            As of January 1, 2001, the Joint Venture changed its method of accounting for interest rate swaps to comply with Statement of Financial Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities,” and accordingly, changes to the fair value of the interest rate swaps are recognized in earnings.  On January 1, 2001, the Joint Venture recorded a liability of $327,000 for the fair value of its interest rate swaps at that date with a corresponding cumulative effect adjustment in its statement of income.  As of September 30, 2001, the fair value of the Joint Venture’s interest rate swaps was a liability of $675,000, and the Joint Venture recorded the change in fair market value of $348,000 to net interest rate swap expense in its statement of income and the corresponding liability.  The interest rate swaps expired on October 29, 2001.  See Note 3 for information regarding the Joint Venture’s swap agreement entered into in 2002.

            In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations.”  This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  This statement applies to all entities and to all legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and the normal operation of a long-lived asset, except for certain obligations of lessees.  This statement is effective for the Joint Venture’s 2003 fiscal year and early adoption is permitted.  The Joint Venture believes that the adoption of this statement will not have a material impact on its financial condition or results of operations.

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

            In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements 4, 44, and 64, Amendment of FASB Statement 13, and Technical Corrections.”  SFAS 145 rescinds SFAS 4, “Reporting Gains and Losses from Extinguishment of Debt.”  Under SFAS 4, all gains and losses from extinguishment of debt were required to be aggregated, if material, and classified as an extraordinary item, net of related income tax effect, on the statement of income.  SFAS 145 requires all gains and losses from extinguishment of debt to be classified as extraordinary only if they meet the criteria of Accounting Principles Board (“APB”) Opinion 30.  This statement is effective for the Joint Venture’s 2003 fiscal year and early adoption is permitted.  In May 2002, the Joint Venture adopted this statement and classified its fiscal 2002 loss from early retirement of debt as a component of other (income) expense.

            In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred.  A fundamental conclusion reached by the FASB in SFAS No. 146 is that an entity’s commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability.  This statement also establishes that fair value is the objective for initial measurement of the liability.  The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged.  The Joint Venture does not expect the adoption of this statement to have a material impact on its condensed consolidated financial statements.

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

3.         Long-Term Debt

            Long-term debt consists of the following (in thousands):

	September 30, 2002	December 31, 2001

Amounts due under credit facilities at floating interest rates, weighted average of 4.82% and 3.08%, respectively; due March 2007	$18,000	$145,000
101/8% Mortgage Notes due 2012 (net of unamortized discount of $586)	159,414	—

	177,414	145,000
Less—Current portion	—	(10,000)

	$177,414	$135,000

            On March 5, 2002, the Joint Venture and Capital (the “Issuers”) completed an offering of senior secured mortgage notes (“Notes”) with a principal amount of $160,000,000 due 2012.  Concurrent with issuing the Notes, the Joint Venture entered into a new senior secured credit facility (the “New Credit Facility”) for $40,000,000.  The proceeds from the Notes, together with $26,000,000 in borrowings under the New Credit Facility, were used to repay $150,200,000 representing all of the indebtedness outstanding under the prior bank credit facility (the “Bank Credit Facility”) and to fund $30,000,000 of distributions to the Partners.  In addition, the remaining proceeds along with operating cash flow were used to pay $6,300,000 in related fees and expenses of the transactions.  These fees were capitalized and are included in other assets.  Deferred loan costs of $134,000 related to the Bank Credit Facility were written-off upon repayment in full of the Bank Credit Facility.

            The Notes are senior secured obligations which rank equally with all of the Joint Venture’s outstanding senior debt and senior to any subordinated debt.   The Notes are secured by a security interest in the Issuers’ existing and future assets, which is junior to a security interest in such assets securing the Joint Venture’s obligations on the New Credit Facility and any refinancings of such facility that are permitted pursuant to the terms of the Notes.  Each of the Partners executed a pledge of all of its partnership interests in the Joint Venture to secure the Notes, which is junior to a pledge of such partnership interests to secure the Joint Venture’s obligations on the New Credit Facility and any refinancings of such facility that are permitted pursuant to the terms of the Notes.  The Notes mature on March 1, 2012 and bear interest at the rate of 101/8% per annum, payable semi-annually in arrears on March 1 and September 1 of each year, commencing on September 1, 2002.

            The New Credit Facility provides for a $20,000,000 senior secured revolving credit facility and a $20,000,000 five-year term loan facility, each of which bears interest at floating rates based on LIBOR plus a spread.  The commitment under the term loan facility reduces as follows:  $1,000,000 per quarter beginning March 31, 2003 through December 31, 2004; $1,250,000 per quarter beginning March 31, 2005 through December 31, 2005; $1,500,000 per quarter beginning March 31, 2006 through December 31, 2006, with the remaining balances due March 31, 2007.  During the three months ended September 30, 2002, the Joint Venture paid $6,000,000 on its term loan facility which constituted a permanent reduction of that amount in the term loan facility.  As of September 30, 2002, under its most restrictive covenants, the Joint Venture had the ability to borrow all of the additional $16,000,000 then available under its revolving credit facility.

            The Notes and New Credit Facility contain various restrictive covenants including the maintenance of certain financial ratios and limitations on additional debt, disposition of property, mergers and similar transactions.  As of September 30, 2002, the Joint Venture was in compliance with all of its covenants.

            On June 13, 2002, the Joint Venture entered into a fixed-to-floating swap agreement with a $50 million notional amount.  Pursuant to this swap agreement, which had an expiration date of March 1, 2006, the Joint Venture received interest at a fixed rate of 10.125% per annum and paid interest based on a floating rate index that was computed on a 6-month LIBOR, in arrears, plus 5.31%.  The amounts due under the swap agreement were payable on September 1 and March 1 of each year, beginning September 1, 2002.  The difference between the amount received and amount paid under such agreement was recorded as a reduction of, or addition to interest expense as incurred over the life of the swap (a reduction of $408,000 for the nine months ended September 30, 2002).  The interest rate swap did not meet the criteria for hedge accounting established by SFAS 133.  Accordingly, the fair market value of the swap was recorded as an asset or liability in accordance with SFAS 133.  As of September 30, 2002, the value of the interest rate swap was a receivable of $2,419,000 with a corresponding amount recorded as interest rate swap income.  On October 8, 2002, the Joint Venture terminated the swap agreement in advance of its scheduled termination date and received $2,327,000.

4.         Related Parties

            Each of our Partners operates a casino attached and adjacent to Silver Legacy.  Our Partners may be deemed to be in a conflict of interest position with respect to decisions they make relating to the Joint Venture, the Eldorado Hotel & Casino and Circus Circus Hotel & Casino-Reno.

            As a condition to the Bank Credit Facility, Mandalay Resort Group (“MRG”) guaranteed completion of the Silver Legacy and, in addition, entered into a make-well agreement whereby it was obligated to make additional contributions to the Joint Venture as necessary to maintain a minimum coverage ratio (as defined).  As compensation for the make-well agreement, MRG received a guarantee fee of 1½% of the outstanding balance of the Bank Credit Facility.  The Joint Venture made payments totaling $563,000 and $1,762,000 on its guarantee fee commitment for the periods ended September 30, 2002 and 2001, respectively.  On March 5, 2002, MRG’s obligations pursuant to the make-well agreement, and its right to receive the guarantee fee, terminated.  All unpaid guarantee fees were paid in full in March 2002.

5.         Supplemental Executive Retirement Plan

            The Joint Venture adopted a Supplemental Executive Retirement Plan (“SERP”) for a select group of highly compensated management employees.  The SERP was effective January 1, 2002 and provides for a lifetime benefit at age 65, based on a formula which takes into account a participant’s highest annual compensation, years of service, and executive level.  The SERP also provides an early retirement benefit at age 55 with at least four years of service, a disability provision, and a lump sum death benefit.  The obligation is being funded through life insurance contracts on the participants and related cash surrender value.  The Joint Venture anticipates that its periodic pension cost for the year ending December 31, 2002 will be approximately $750,000, of which $528,000 has been accrued as of September 30, 2002.  The accumulated benefit obligation is expected to be approximately $1,920,000 at December 31, 2002.

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

            Effective March 1, 1994, Eldorado Limited Liability Company (“ELLC”), a Nevada limited liability company owned and controlled by Eldorado Resorts LLC, and Galleon, Inc. (“Galleon”), a Nevada corporation owned and controlled by Mandalay Resort Group, formerly known as Circus Circus Enterprises, Inc., entered into a joint venture agreement to establish Circus and Eldorado Joint Venture, a partnership (the “Joint Venture”), for the purpose of constructing, owning and operating Silver Legacy Resort Casino (“Silver Legacy”).  Silver Legacy Capital Corp., a wholly owned subsidiary of the Joint Venture (“Capital”), was incorporated for the sole purpose of serving as a co-issuer of the 101/8% mortgage notes due 2012 issued by the Joint Venture and Capital (the “Notes”), and does not have any operations, assets or revenues.

            On July 28, 1995, Silver Legacy commenced operations as a hotel-casino in downtown Reno, Nevada.  Currently, Silver Legacy is a leader within the Reno market in terms of size, offering the largest number of slot machines, table games and the second largest number of hotel rooms.

Critical Accounting Policies

            Certain of our accounting policies, including the estimated lives assigned to our assets, the determination of bad debt, asset impairment, self insurance reserves, pension costs, and certain gaming related liabilities require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates.  By their nature, these judgments are subject to an inherent degree of uncertainty.  Our judgments are based on our historical experience, terms of existing contracts, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate.  There can be no assurance that actual results will not differ from our estimates.

Recent Developments

            A significant portion of the Silver Legacy’s revenues and operating income are generated from patrons who are residents of northern California, and as such, our results of operations have been adversely impacted by the growth in Native American gaming in northern California that has occurred to date.  In addition to the existing gaming facilities, numerous Native American tribes have announced that they are in the process of developing or are considering establishing large-scale gaming facilities in northern California.  The United Auburn Indian Community (“UAIC”) has entered into a development and management agreement with an established gaming operator, Station Casinos, Inc., to develop and manage a gaming and entertainment facility on a proposed 49-acre site approximately 21 miles northeast of Sacramento.   On September 17, 2002, the United States Department of Interior accepted the 49-acre site into trust for the UAIC, and Station Casinos, Inc. announced an approximately $215 million, 200,000 square foot gaming and entertainment facility which is anticipated to open during the second half of 2003.  Based on its size and proximity, we believe the opening of this new facility will impact our operations.  While we cannot predict the extent of the potential impact, it could be significant.

Three Months Ended September 30, 2002 Compared to
Three Months Ended September 30, 2001

Net Revenues

            Net revenues increased $0.9 million, or 1.9%, to $46.1 million for the three months ended September 30, 2002 compared with the three months ended September 30, 2001.  This rise in net revenues was mainly due to increases in casino, food and beverage and entertainment revenues in the month of July over the same prior year period.  August and September taken as a whole due to the timing of the Labor Day holiday were flat with the same prior year period, despite the fact that terrorist attacks on September 11th had a strong negative impact on our operations in the prior year.  Soft economic conditions in northern California and increased competition from Native American gaming remained a challenge during the three months ended September 30, 2002.

            For the three months ended September 30, 2002, casino revenues were $27.1 million compared to $26.8 million for the same prior year period.  This $0.3 million, or 1.1%, increase was attributed to increased pit volume combined with a stronger hold percentage compared to the same prior year period.  Despite a decrease in slot handle during the three months ended September 30, 2002 compared to the three months ended September 30, 2001, our slot revenues remained flat due to a higher hold percentage in the current quarter.

            Room revenues for the three months ended September 30, 2002, increased $0.1 million, or 0.9%, over the prior year.  Room occupancy increased to 89.8% for the three months ended September 30, 2002, as compared to 85.5% for the three months ended September 30, 2001.  Silver Legacy’s average daily room rate was $69.77 and $71.88 for the three months ended September 30, 2002 and 2001, respectively.  While the increase in occupied rooms of 4.7% contributed to the revenue increase, it was in part offset by the $2.11 decrease in our average daily room rate during the quarter compared to the prior year due to competition within the Reno market.

            For the quarter ended September 30, 2002, food and beverage revenues rose $0.8 million, or 8.1%, over the same prior year period.  The average check increased 3.5% for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001 primarily due to selective menu pricing increases.  In addition, customer counts rose 2.1% during the third quarter in comparison to the same prior year period.  This increase in customer counts benefited from several promotions that offered food coupons during the three months ended September 30, 2002.

            Other revenues, comprised of revenues generated by our retail outlets, arcade, entertainment and other miscellaneous items, increased $0.3 million, or 12.2%, for the three months ended September 30, 2002 compared to the three months ended September 30, 2001.  This gain during the third quarter was primarily associated with increases in entertainment revenues in the current year period due to an increased concert schedule in 2002 compared with 2001.

            Promotional allowances, expressed as a percentage of gross revenues, increased to 8.6% for the three months ended September 30, 2002 up from 7.7% for the three months ended September 30, 2001.  This increase resulted from an increase in the number of special events, concerts and convention groups for which promotional allowances were given during the current year period in comparison to the prior year.  Also contributing to the increase was an Asian marketing program implemented in 2002 to build this market segment and promotional food coupons redeemed during the third quarter of the current year.

Operating Expenses

            Operating expenses rose $0.5 million, or 1.5%, for the three months ended September 30, 2002 compared to the three months ended September 30, 2001 primarily due to increases in casino and entertainment expenses.

            Casino expenses increased $0.7 million, or 5.4%.  This increase was due mainly to an increase in special event expenses associated with our Ultimate Party promotion held in July.   In the prior year, this event’s expenses were incurred in the second quarter due to the date of the event.  Another contributor to the increase was increased costs related to the aforementioned Asian marketing program.

            Despite the increase in occupancy, room expenses for the three months ended September 30, 2002 compared to the same prior year period declined $0.1 million, or 3.1%. This decrease was due to reductions in payroll expenses along with a reduction in travel agent commission expenses.

            Food and beverage expenses for the three months ended September 30, 2002 and 2001 were flat at $6.8 million.  While cover counts increased over the prior year as previously discussed, savings in food cost of sales and payroll as a percentage of revenues enabled the food department to increase profits in comparison to the same prior year period.

            Other expenses are comprised of expenses associated with the operation of our retail outlets, arcade and events pavilion along with the entertainment department’s production costs and professional fees.  For the three months ended September 30, 2002, other expenses increased $0.2 million, or 12.7%, over prior year primarily due to increased professional fees for entertainers.

            For the quarter ended September 30, 2002 compared to the same prior year period, selling, general and administrative expenses decreased $0.2 million, or 3.0%.  A decrease in advertising expenses was partially offset by an increase in administrative expenses in addition to an increase in fixed property costs.   Advertising expenses in the current quarter decreased $0.6 million, or 30.6%, from the prior year primarily due to decreases in professional services combined with declines in television media and production expenditures.  Administrative expenses increased $0.2 million, or 9.4%, over prior year primarily due to the adoption of a supplemental executive retirement plan at the beginning of 2002.   For the three months ended September 30, 2002 compared to the three months ended September 30, 2001, fixed property costs rose $0.3 million, or 24.5%, due to an increase in property taxes and insurance costs.

Other (Income) Expense

            Other (income) expense is comprised of interest income, interest expense, interest rate swap income and other expense.  Interest expense increased $0.8 million for the three months ended September 30, 2002 compared to the same prior year period.  This increase was primarily due to higher average outstanding borrowings and higher average interest rates resulting from our issuance of $160 million principal amount of 101/8% mortgage notes and related transactions described under “Liquidity and Capital Resources.”   Interest rate swap income of $2.3 million was recognized for the three months ended September 30, 2002 based on the increase in the swap’s fair market value during the third quarter.  Other expense of $0.1 million was recognized during the three months ended September 30, 2002 due to the change in market value of the funded portion of the supplemental executive retirement plan.

Nine Months Ended September 30, 2002 Compared to
Nine Months Ended September 30, 2001

Net Revenues

            For the nine months ended September 30, 2002, net revenues decreased $3.6 million, or 2.8%, to $123.8 million as compared to $127.4 million for the nine months ended September 30, 2001.  The primary contributors to this decrease were declines in casino and room revenues from the prior year as a result of the previously discussed Reno market and economic factors, including expanded Native American gaming in northern California and the continued effect of a weak economy.  Mid-week levels decreased significantly in comparison to the same prior year period in part due to the absence of the American Bowling Congress National Championship tournament that was held throughout the majority of the first and second quarters in 2001.  In addition, poor weather throughout March 2002 negatively affected our results for the nine months ended September 30, 2002.

            Casino revenues decreased $2.6 million, or 3.4%, for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001.  Table games volume and revenues experienced slight growth over the same prior year period and benefited from various special events and marketing promotions.  However, the factors discussed in the preceding paragraph negatively impacted slot volume and revenues to a greater extent and resulted in an overall decrease in casino revenues for the nine months ended September 30, 2002 as compared to the prior year period.

            For the nine months ended September 30, 2002, room revenues declined $2.1 million, or 7.0%, in comparison to the nine months ended September 30, 2001.  Our average daily room rate and occupancy percentage were $64.27 and 84.2%, respectively, for the nine months ended September 30, 2002 compared to $67.18 and 87.0%, respectively, for the nine months ended September 30, 2001.  These declines were principally due to the absence of the American Bowling Congress National Championship Bowling Tournament that was held in 2001, which increased our average daily room rate and occupancy, primarily mid-week, during the first six months of the prior year.  In addition, increased competition throughout the Reno market in the third quarter was also a factor affecting our average daily room rate for the nine months ended September 30, 2002 in comparison to the same prior year period.

            Food and beverage revenues increased $0.3 million, or 0.1%, for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001.  This increase resulted from strong convention banquet revenues during our first quarter combined with increased customer counts associated with our promotional coupons throughout our third quarter.

            Other revenues are comprised of revenues generated by our retail outlets, arcade, entertainment and other miscellaneous items.  For the nine months ended September 30, 2002, other revenues increased $1.0 million, or 17.0%, compared to the prior year.  This increase was attributed to increases in entertainment revenues due to an increased concert schedule during the nine months ended September 30, 2002 as compared to the same prior year period.

            Promotional allowances, expressed as a percentage of gross revenues, grew to 8.4% for the nine months ended September 30, 2002 as compared to 8.0% for the nine months ended September 30, 2001.  This increase was associated with the previously discussed promotion expenses that impacted our third quarter in comparison to the prior year.

Operating Expenses

            For the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001, operating expenses decreased $1.7 million, or 1.7%.  This reduction was due to declines in casino, room, food and beverage and selling, general and administrative expenses.  With the exception of entertainment expenses which increased as the result of additional professional fees associated with our more aggressive concert schedule, efforts to reduce operating costs remained in effect throughout the nine months ended September 30, 2002.

            Casino expenses for the nine months ended September 30, 2002 decreased by $0.5 million, or 1.5%, from the same prior year period.  The majority of this decrease was associated with declines in casino payroll expenditures along with reductions in state gaming taxes associated with decreased casino revenues.

            Room expenses declined $0.6 million, or 6.5%.  This decrease was attributed to departmental operating efficiencies and decreases in payroll expenses in addition to a decline in travel agent commission expenses due to the absence of a bowling tournament in 2002.

            For the nine months ended September 30, 2002, food and beverage expenses decreased $0.7 million, or 3.8%, in comparison to the prior year.  Food cost of sales, and to a lesser degree, food payroll expenses decreased both in absolute value and as a percentage of revenues.  Cost cutting measures implemented throughout the nine month period continued to be successful in improving profit in the food department.

            Other expenses are comprised of expenses associated with the operation of our retail outlets, arcade and events pavilion along with the entertainment department’s production costs and professional fees.  Other expenses increased $0.5 million, or 12.7%, for the nine months ended September 30, 2002.  This increase was primarily due to an increase in entertainment expenses, principally professional fees for entertainers, associated with our enhanced concert schedule in the current year.

            Selling, general and administrative expenses decreased by $0.4 million, or 1.8%, for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001.  Increases in insurance and property taxes along with new costs associated with our supplemental executive retirement plan partially offset decreases in facility operations and marketing costs.  The decrease in facility operations was attributed to lower utility expenses during the first quarter and reduced payroll expenses throughout the nine months ended September 30, 2002.  Declines in marketing costs were associated with reduced professional services for advertising throughout the year in addition to reductions in television media and production expenditures during our third quarter 2002 compared to third quarter 2001.

Other (Income) Expense

            Other (income) expense is comprised of interest income, interest expense, income related to an insurance settlement, interest rate swap (income) expense and other expense.  Interest expense increased $0.2 million for the nine months ended September 30, 2002 compared to prior year.  This increase resulted from higher average outstanding borrowings combined with higher average interest rates resulting from our issuance in March 2002 of our $160 million principal amount of 101/8% mortgage notes and the related transactions described under “Liquidity and Capital Resources” which was offset in part by lower average outstanding borrowings combined with a lower average interest rate during the majority of the first quarter prior to the aforementioned transaction.  Interest rate swap income of $2.4 million was recorded for the nine months ended September 30, 2002.  Other expense of $0.1 million was recognized during the nine months ended September 30, 2002 due to the change in market value of the funded portion of the supplemental executive retirement plan.  For the nine months ended September 30, 2001, a $0.2 million insurance settlement was received and $0.3 million in interest rate swap expense was recognized.

Liquidity and Capital Resources

            During the nine months ended September 30, 2002, we generated cash flows from operating activities of $25.4 million.  As of September 30, 2002, cash and cash equivalents were $15.5 million, sufficient for normal operating requirements.

            Cash used in investing activities for the nine months ended September 30, 2002 was $3.2 million compared to $2.4 million for the nine months ended September 30, 2001. Cash used in investing activities related primarily to capital expenditures for various renovation projects and equipment purchases.  Capital spending for the nine months ended September 30, 2002 decreased $0.3 million compared to the nine months ended September 30, 2001 mainly due to scheduling of a carpet renovation project in the fourth quarter of the current year.   The increase in investing activities from the prior year primarily resulted from an increase in other assets of $0.9 million primarily due to a $0.8 million payment to fund our supplemental executive retirement plan established at the beginning of 2002.  During the nine months ended September 30, 2001, we received  $0.2 million in insurance proceeds.

            Cash used in financing activities was $19.0 million for the nine months ended September 30, 2002, compared to $23.4 million for the nine months ended September 30, 2001. Concurrent with the issuance of the Notes on March 5, 2002, the Joint Venture entered into a new senior secured credit facility comprised of a $20.0 million term loan facility that amortizes over a period of five years and a $20.0 million revolving credit facility with a five-year maturity. The proceeds from the Notes, together with $26.0 million of borrowings under our new credit facility and operating cash of $0.6 million, were used to repay $150.2 million, representing all of the indebtedness outstanding under the prior credit facility, to fund $30.0 million of distributions to the Joint Venture’s partners, ELLC and Galleon, and to pay $5.8 million in fees and expenses related to the transactions. During the nine months ended September 30, 2002, prior to the issuance of the Notes, the Joint Venture also made distributions to its partners of (i) $2.4 million (representing tax distributions attributable to the fourth quarter of 2001), (ii) $5.2 million (representing tax distributions attributable to the year 2000), and (iii) $2.1 million representing the remaining balance of a priority allocation payable to Galleon. During the nine months ended September 30, 2002 and subsequent to the issuance of the Notes, additional tax payments of $5.4 million were distributed to our partners and $0.5 million in additional fees and expenses related to the transaction were paid.  In addition, principal payments of $6.0 million each were made on the term and revolving portions of the credit facility and $4.0 million was re-borrowed on the revolving portion of the credit facility.  As of September 30, 2002, the Joint Venture was in compliance with all of its covenants, including the covenants in our new credit facility and those in the indenture relating to the Notes, and, under our most restrictive covenants, we had the ability to borrow all of the additional $16.0 million available under our revolving credit facility.  See “Senior Secured Credit Facility” below.

            We currently expect our capital expenditures for 2002 to be approximately $4.0 million, of which we have incurred $2.5 million through September 30, 2002.  In future years, we intend to make capital expenditures consistent with historical expenditures and, to the extent necessary to continue to maintain an attractive property and a competitive position in our marketplace, additional amounts as approved by our executive committee.

            In July 2002, we renewed our general and liability insurance policies which included a change to our previous earthquake coverage.  Under the new policy, the Joint Venture and our partner, Eldorado Resorts LLC, have combined earthquake coverage of $400 million.  In the event that an earthquake causes damage to only the Joint Venture’s property, the Joint Venture is eligible to receive up to $400 million in coverage depending on the replacement cost.  However, in the event that both properties are damaged, the Joint Venture is entitled to receive, to the extent of any replacement cost incurred, up to $221 million of the coverage amount and up to the portion of the other $179 million, if any, remaining after satisfaction of the Eldorado’s claim.  In addition, our new insurance policy excludes terrorism coverage in excess of $100,000.

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

Senior Secured Credit Facility

            On March 5, 2002, concurrently with the issuance of our 101/8% mortgage notes, we entered into a new senior secured credit facility (the “Credit Facility”) comprised of a $20.0 million term loan facility (of which $14.0 million was outstanding at September 30, 2002) and a $20.0 million revolving facility (of which $4.0 million was outstanding at September 30, 2002).  See “Liquidity and Capital Resources.”  The Credit Facility is secured by a first priority security interest in substantially all of our existing and future assets, other than certain licenses which may not be pledged under applicable law, and the Joint Venture’s partners have executed and delivered a first priority pledge in all of the partnership interests in Circus and Eldorado Joint Venture to secure the Credit Facility.  The Credit Facility ranks equal in right of payment to our existing and future senior indebtedness, including the 101/8% mortgage notes, but the security interests securing our obligations under the Credit Facility are senior to the security interests securing our obligations on the 101/8% mortgage notes.  Prepayments on the term loan portion of the Credit Facility permanently reduce the amount of the term loan and qualify as payments toward the quarterly amortization of the term loan according to the schedule as set forth below:

Quarterly Payment Dates	Amount

March 31, 2003 to December 31, 2004	$1,000,000
March 31, 2005 to December 31, 2005	$1,250,000
March 31, 2006 to December 31, 2006	$1,500,000
March 31, 2007	$1,000,000

We have made voluntary prepayments of the term facility which totaled $6.0 million at September 30, 2002. Accordingly, based on our prepayments at September 30, 2002, our maximum outstanding balance of the term portion of the Credit Facility was $14.0 million and we will not be required to make a quarterly payment pursuant to the above-described schedule until September 30, 2004.

            Interest on outstanding balances and commitment fees on unused availabilities under the Credit Facility are determined by a formula based on our leverage ratio, which is the ratio of our total debt to annualized cash flow, and in the case of interest rates, on the basis of the Eurodollar or base rate existing for each interest calculation date.  As our leverage ratio declines or increases, the interest rate and commitment fees we pay decline or increase commensurately.  At September 30, 2002, the effective rate of interest on the indebtedness outstanding under the Credit Facility was 4.82%.  The Credit Facility contains customary events of default and covenants, including covenants that limit or restrict our ability to incur additional debt, create liens or other encumbrances, pay dividends or make other restricted payments, prepay subordinated indebtedness, make investments, loans or other guarantees, sell or otherwise dispose of a portion of our assets, or make acquisitions or merge or consolidate with another entity.  In addition, the Credit Facility requires us to meet specified financial tests on an ongoing basis, including the following:

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

Forward-Looking Statements

            Certain information included in this report and other materials filed or to be filed by the Issuers with the Securities and Exchange Commission (as well as information included in oral statements or written statements made or to be made by the Issuers) contains statements that are forward-looking within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements can be identified by the fact that they do not relate strictly to historical or current facts. We have based these forward-looking statements on our current expectations about future events. These forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, intentions, financial condition, results of operations, future performance and business, including, current and future operations and statements that include the words “may”, “could”, “should”, “would”, “believe”, “expect”, “anticipate”, “estimate”, “intend”, “plan” or similar expressions. Such statements include information relating to capital spending, financing sources and the effects of regulation (including gaming and tax regulation) and competition. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by us or on our behalf. These risks and uncertainties include, but are not limited to dependence on existing management, leverage and debt service (including sensitivity to fluctuations in interest rates), domestic or global economic conditions, changes in Federal or state tax laws or the administration of such laws, changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions), expansion of gaming on Native American lands (including such lands in California), risks and uncertainties relating to any development and construction activities and applications for licenses and approvals under applicable laws and regulations (including gaming laws and regulations) and any further terrorist attacks similar to those that occurred September 11, 2001.  If one or more of the assumptions underlying our forward-looking statements proves incorrect, then our actual results, performance or achievements could differ materially from those expressed in, or implied by, the forward-looking statements contained in this report. Therefore, we caution you not to place undue reliance on our forward-looking statements. This statement is provided as permitted by the Private Securities Litigation Reform Act of 1995.

Item 3.   Quantitative and Qualitative Disclosures About Market Risks

            We are exposed to market risk in the form of fluctuations in interest rates and their potential impact upon our variable rate debt. We evaluate our exposure to market risk by monitoring interest rates in the marketplace and we have, on occasion, utilized derivative financial instruments to help manage this risk. We do not utilize derivative financial instruments for trading purposes. There were no material quantitative changes in our market risk exposure, or how such risks are managed, during 2001or during the nine months ended September 30, 2002 other than as discussed below.

            The derivative financial instruments we utilized during 2001 consisted exclusively of three interest rate swap agreements which expired during the year. Interest differentials resulting from these agreements were recorded on an accrual basis as an adjustment to interest expense. Interest rate swaps related to debt were matched with our variable-rate borrowings.

            To manage our exposure to counterparty credit risk in interest rate swaps, we entered into agreements with highly rated institutions. Each of the institutions that was a counterparty to our recently expired interest rate swap agreements was a member of the bank group providing our prior credit facility and the counterparty to the new interest rate swap that we entered into in June 2002 is a member of the bank group providing the Credit Facility.

            The three interest rate swap agreements utilized during 2001 were for notional amounts of $25.0 million, $25.0 million and $50.0 million, respectively. All of these interest rate swap agreements expired on October 29, 2001. Each of these swaps provided for an approximate fixed interest rate of 6.4%. The floating rate index was computed on a 3-month LIBOR payable on the 29th of each January, April, July and October.

            As of December 31, 2001, the interest rate on our prior credit facility was LIBOR plus 1.1%. The indebtedness outstanding under our prior credit facility as of December 31, 2001, totaled $145.0 million. For information concerning our New Credit Facility, see the discussion in Item 2 under the caption “Senior Secured Credit Facility.”

            On June 13, 2002 we and Bank of America N.A. entered into a new fixed-to-floating swap agreement with a $50.0 million notional amount.  Pursuant to this swap agreement, which had an expiration date of March 1, 2006, we received interest at a fixed rate of 10.125% per annum and we paid interest based on a floating rate index that was computed on a 6-month LIBOR, in arrears, plus 5.31%.  The amounts due under the swap agreement were payable on September 1 and March 1 of each year, beginning September 1, 2002.  We were required to record changes in the fair market value of the contract on a quarterly basis in our income statement.  On October 8, 2002, the Joint Venture terminated the swap agreement in advance of its scheduled termination date and received $2,327,000.  Our variable rate indebtedness outstanding at September 30, 2002, as adjusted to give effect to the termination of this swap agreement as of that date, would have been $18.0 million, subject to our ability to incur an additional $16.0 million of variable rate debt under the Credit Facility.

Item 4.   Controls and Procedures

Disclosure Controls and Procedures

            Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Joint Venture’s and Capital’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of the Joint Venture and Capital concluded that our disclosure controls and procedures are effective in timely making known to them by others within the Joint Venture and Capital (collectively, the “registrants”) material information relating to the registrants that is required to be included in our Exchange Act filings.

Internal Controls and Procedures

            There were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies or material weaknesses.

Part II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

              (a)        Exhibits.

3.1

Articles of Incorporation of Silver Legacy Capital Corp. (Incorporated by reference to Exhibit 3.1 to the Registrants’ Form S-4 Registration Statement - Commission File Nos. 333-87202 and 333-87202(01))

3.2	Bylaws of Silver Legacy Capital Corp. (Incorporated by reference to Exhibit 3.2 to the Registrants’ Form S-4 Registration Statement - Commission File Nos. 333-87202 and 333-87202(01))

3.3

Amended and Restated Agreement of Joint Venture of Circus and Eldorado Joint Venture between Eldorado Limited Liability Company and Galleon, Inc. (Incorporated by reference to Exhibit 3.3 to the Registrants’ Form S-4 Registration Statement - Commission File Nos. 333-87202 and 333-87202(01))

4.1

Indenture, dated as of March 5, 2002, among the Registrants and The Bank of New York, with respect to the 10’/s% Mortgage Notes due 2012 (Incorporated by reference to Exhibit 10.10.1 to the Annual Report of Eldorado Resorts LLC and Eldorado Capital Corp. (Commission File No. 333-11811) on Form 10-K for the year ended December 31, 2001)

4.2

Deed of Trust, Fixture Filing and Security Agreement with Assignment of Rents, dated as of February 26, 2002, by Circus and Eldorado Joint Venture, to First American Title Company of Nevada for the benefit of The Bank of New York, as trustee (Incorporated by reference to Exhibit 10.10.2 to the Annual Report of Eldorado Resorts LLC and Eldorado Capital Corp. (Commission File No. 333-11811) on Form 10-K for the year ended December 31, 2001)

4.3

Security Agreement, dated as of March 5, 2002, by the Registrants for the benefit of The Bank of New York, as trustee (Incorporated by reference to Exhibit 10.10.3 to the Annual Report of Eldorado Resorts LLC and Eldorado Capital Corp. (Commission File No. 333-11811) on Form 10-K for the year ended December 31, 2001)

4.4

Assignment of Rent and Revenues, entered into as of February 26, 2002, between Circus and Eldorado Joint Venture and The Bank of New York, as trustee (Incorporated by reference to Exhibit 10.10.4 to the Annual Report of Eldorado Resorts LLC and Eldorado Capital Corp. (Commission File No. 333 11811) on Form 10-K for the year ended December 31, 2001)

4.5

Collateral Account Agreement, dated as of March 5, 2002, among the Registrants and The Bank of New York, as trustee (Incorporated by reference to Exhibit 10.10.5 to the Annual Report of Eldorado Resorts LLC and Eldorado Capital Corp. (Commission File No. 333-11811) on Form 10-K for the year ended December 31, 2001)

4.6

Environmental Indemnity, entered into as of March 5, 2002, by the Registrants (Incorporated by reference to Exhibit 10.10.6 to the Annual Report of Eldorado Resorts LLC and Eldorado Capital Corp. (Commission File No. 333-11811) on Form 10-K for the year ended December 31, 2001)

4.7

Registration Rights Agreement, dated as of March 5, 2002, among the Registrants and Banc of America Securities LLC  (Incorporated by reference to Exhibit 4.7 to the Registrants’ Form S-4 Registration Statement - Commission File Nos. 333-87202 and 333-87202(01))

4.8

Second Amended and Restated Credit Agreement, dated as of March 5, 2002, among Circus and Eldorado Joint Venture, Bank of America, N.A., Bank of Scotland, and U.S. Bank National Association (Incorporated by reference to Exhibit 10.9.2 to the Annual Report of Eldorado Resorts LLC and Eldorado Capital Corp. (Commission File No. 333-11811) on Form 10-K for the year ended December 31, 2001)

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

10.1	Silver Legacy Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10.1 to the Registrants’ Form S-4 Registration Statement - Commission File Nos. 333-87202 and 333-87202(01))

10.2

Letter Agreement, dated June 13, 2002, between Circus and Eldorado Joint Venture and Bank of America N.A. (Incorporated by reference to Exhibit 10.2 to the Registrants’  Form S-4 Registration Statement - Commission File Nos. 333-87202 and 333-87202(01))

21	Subsidiaries of Registrants (Incorporated by reference to Exhibit 21 to the Registrants’ Form S-4 Registration Statement - Commission File Nos. 333-87202 and 333-87202(01))

99.1	Certification of Gary L. Carano pursuant to 18 U.S.C. Section 1350

99.2	Certification of Bruce C. Sexton pursuant to 18 U.S.C. Section 1350

              (b)        Reports on Form 8-K

                           During the period covered by this report, the Joint Venture did not file any report on Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

CIRCUS AND ELDORADO JOINT VENTURE

Date: November 14, 2002	By:	/s/ GARY L. CARANO

Gary L. Carano
Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2002	By:	/s/ BRUCE C. SEXTON

Bruce C. Sexton
Chief Accounting and Financial Officer (Principal Financial and Accounting Officer)

SILVER LEGACY CAPITAL CORP.

Date: November 14, 2002	By:	/s/ GARY L. CARANO

Gary L. Carano
Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2002	By:	/s/ BRUCE C. SEXTON

Bruce C. Sexton
Treasurer (Principal Financial and Accounting Officer)

CERTIFICATIONS

I, Gary L. Carano, Chief Executive Officer of Circus and Eldorado Joint Venture and Silver Legacy Capital Corp., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Circus and Eldorado Joint Venture and Silver Legacy Capital Corp. (collectively, the “registrant”):

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize, and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 14, 2002

By:	/s/ GARY L. CARANO

Gary L. Carano
Chief Executive Officer

I, Bruce C. Sexton, Chief Financial Officer of Circus and Eldorado Joint Venture, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Circus and Eldorado Joint Venture and Silver Legacy Capital Corp. (collectively, the “registrant”):

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize, and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 14, 2002

By:	/s/ BRUCE C. SEXTON

Bruce C. Sexton
Chief Financial Officer