Form 10-K
period 2002-12-31
CIRCUS & ELDORADO JOINT VENTURE; SILVER LEGACY CAPITAL CORP
filed 2003-03-28
CIK 1171079, 1171078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number: 333-87202

CIRCUS AND ELDORADO JOINT VENTURE

SILVER LEGACY CAPITAL CORP.

(Exact name of registrants as specified in their charters)

Nevada	88-0310787
Nevada	71-0868362
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

407 North Virginia Street, Reno, Nevada	89501
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

800-687-7733

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrants are accelerated filers (as defined in Exchange Act Rule 12b-2).  Yes  ☐    No  ☒

None of the equity of either of the registrants was held by non-affiliates as of December 31, 2002.

The number of shares of Silver Legacy Capital Corp.’s Common Stock outstanding at March 28, 2003 was 2,500. All of these shares are owned by Circus and Eldorado Joint Venture.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1.    Business.

Overview

Circus and Eldorado Joint Venture, a Nevada general partnership which is a joint venture between Eldorado Limited Liability Company and Galleon, Inc., owns and operates the Silver Legacy Resort Casino, a nineteenth century silver mining themed hotel-casino and entertainment complex in Reno, Nevada. Eldorado Limited Liability Company is a 96% owned subsidiary of Eldorado Resorts LLC, which owns the Eldorado Hotel & Casino, one of the two hotel casinos connected to Silver Legacy, and Galleon, Inc. is a wholly owned subsidiary of Mandalay Resort Group, which owns Circus Circus Hotel and Casino, the other hotel casino which is connected to Silver Legacy.

The terms “we,” “our” and “us,” as used in this annual report, refer to Circus and Eldorado Joint Venture and Silver Legacy Capital Corp. as a combined entity, except where it is clear that the terms mean only Circus and Eldorado Joint Venture or Silver Legacy Capital Corp. When we us the term “Partnership” it refers only to Circus and Eldorado Joint Venture, and when we use the term “Capital” it refers only to Silver Legacy Capital Corp. The term “Silver Legacy” refers to the Silver Legacy Resort Casino. References to the Circus Circus Hotel and Casino refer to the hotel-casino by that name located in Reno, Nevada. When we use the term “Reno market” we are referring to the Reno and Sparks areas as delineated by the Nevada Gaming Control Board.

Silver Legacy

We own and operate the Silver Legacy Resort Casino, a premier nineteenth century silver mining themed hotel-casino and entertainment complex in Reno, Nevada. Silver Legacy is among the largest hotel-casinos in the Reno market. Silver Legacy offers a dynamic gaming environment and a wide variety of amenities delivered with special attention to personal service to appeal to our multiple customer segments, including preferred casino players.

Silver Legacy opened in July 1995, with a capital investment of over $360 million, and is strategically located on two city blocks in downtown Reno directly off Interstate 80, the principal highway connecting Reno with San Francisco, Sacramento and other cities in northern California. The casino and entertainment areas at Silver Legacy are seamlessly connected to the Eldorado Hotel & Casino and the Circus Circus Hotel and Casino by 200-foot wide skyway corridors, which together comprise the heart of Reno’s gaming area and room base.

Silver Legacy has approximately 87,300 square feet of gaming space situated on two levels. At December 31, 2002, Silver Legacy featured 2,064 slot machines and 81 table games, including blackjack, craps, roulette, Pai Gow Poker, Let It Ride®, Caribbean stud poker, Baccarat and Pai Gow, in addition to keno and a race and sportsbook. “Club Legacy,” Silver Legacy’s players club, offers customers exciting special events and tournaments and convenient ways of earning complimentaries.

Silver Legacy’s hotel, the tallest building in northern Nevada, is a “Y”-shaped structure with three wings, consisting of 37-, 34- and 31-floor tiers. An enclosed, climate controlled skywalk over North Sierra Street links the hotel to the main casino, restaurants and additional public areas on the mezzanine level. The hotel currently offers 1,710 guest rooms, including 145 player spa suites and eight penthouse suites.

Silver Legacy’s dining options are offered in six venues:

•	Sterling’s Seafood Steakhouse, which has a seating capacity of 168, offering the finest in steaks and seafood along with an extensive wine list, featured in Wine Spectator magazine, tableside desserts and an extravagant Sunday Brunch;

•	the Victorian Buffet, which has a seating capacity of 500;

•	Fairchild’s Oyster Bar, which has a seating capacity of 56, offering a comfortable drink and a quick bite;

•	Sweetwater Cafe, which has a seating capacity of 333, offering an extensive menu that includes American classics and Chinese cuisine 24-hours a day;

•	Fresh Express Food Court, which has a seating capacity of 110, offering a range of options including a deli and grill, authentic Asian cuisine and American classics; and

•	Sips Coffee House, situated in the hotel lobby, offering gourmet coffee and teas.

Silver Legacy is downtown Reno’s leading convention destination, offering approximately 90,000 square feet of exhibit and convention space. Our convention and meeting space includes an approximately 20,000 square-foot divisible ballroom and approximately 30,000 square feet of space for additional breakout rooms, all located within the casino complex. The City Center Pavilion, which provides approximately 40,000 square feet of convention space, is located across North Virginia Street from Silver Legacy on a special events plaza which is owned by our affiliates. The City Center Pavilion was constructed in February 1999 and is currently operated by us under a three-year use permit which expires in February 2005. We believe the additional hotel capacity and meeting space available at the adjoining Eldorado and Circus properties enhance our ability to attract conventions larger than those that can be serviced by the Silver Legacy alone. See “Adjoining Properties” below.

Silver Legacy’s other amenities include retail shops, exercise and spa facilities, a beauty salon, a video arcade, and an outdoor swimming pool and sundeck. Silver Legacy’s 10-story parking facility is capable of accommodating approximately 1,800 vehicles.

We carefully target our marketing programs to five segments of the gaming market:

•	free and independent travelers,

•	preferred casino customers,

•	convention groups,

•	local patrons, and

•	wholesale/specialty groups.

We attract our target customers through newspaper, radio, television, Internet and direct mail campaigns locally and in northern California, the Pacific northwest and other regional travel markets. Silver Legacy utilizes a broad special events calendar, along with our guest development program, including selective casino credit, to attract and retain our target customers. In addition, we utilize our hotel rooms, restaurants and other amenities to offer complimentaries to a broad spectrum of established casino guests. “Club Legacy,” Silver Legacy’s players club, offers customers exciting special events and tournaments and convenient ways of earning complimentaries. The convention groups and wholesale/specialty market segments contribute to our hotel occupancy during slower mid-week periods. For the twelve months ended December 31, 2002 our average occupancy rate was 81.2% compared to 75.2% for the Reno market.

Methods of Competition

Silver Legacy competes for customers by offering our guests a fully integrated gaming, lodging, dining and entertainment experience in a convenient downtown Reno location. We believe the quality of our amenities, Silver Legacy’s overall atmosphere and competitive pricing enable us to attract multiple customer segments from the local area, northern California, the Pacific northwest and other regional travel markets.

Premier “Must See” Attraction.    We believe Silver Legacy is a “must see” attraction for Reno visitors and residents as the only major newly-constructed hotel-casino in the Reno market since 1978. The property’s design is inspired by Nevada’s rich mining heritage and the legend of Sam Fairchild, a fictitious silver baron who “struck it rich” on the site of the casino. Silver Legacy’s interior showcases a casino built around Sam Fairchild’s famed 120-foot tall mining rig, which appears to mine for silver. The rig is situated beneath a 180-foot diameter dome, which is a distinctive landmark on the Reno skyline. The interior surface of the dome features dynamic sound and laser light shows, providing visitors with a unique experience when they enter the casino.

Center of Three-Property Destination Resort.    Silver Legacy, together with the Eldorado and Circus properties, comprises the heart of the Reno market’s prime gaming area and room base, providing the most extensive variety of gaming, lodging, dining and entertainment amenities in the Reno area. As of December 31, 2002, the three-property complex offered 4,098 rooms, 20 restaurants, 5,328 slot machines, 224 table games and parking to accommodate over 6,000 vehicles, representing approximately 25.5% of the Reno market’s total room base, 22.6% of the Reno market’s total slot machines, and 32.9% of the Reno market’s total table games. We believe that the centralized location and critical mass of these three properties, together with the seamless connections between the facilities, provide Silver Legacy with significant advantages over other freestanding hotel-casinos in the Reno market.

Headliner Entertainment and Premium Dining.    Our customers are attracted to Silver Legacy’s entertainment and award-winning cuisine. For the year ended December 31, 2002, approximately 60 nights of headliner entertainment were scheduled in our 1,600-seat Grande Exposition Hall or the 3,400-seat City Center Pavilion, making Silver Legacy a leading headliner entertainment venue in the Reno market. Entertainers who appeared during 2002 include Bill Cosby, Huey Lewis & the News and Lionel Richie. Silver Legacy also features Catch a Rising Star, a 220-seat, nationally recognized comedy club.

Quality Personal Service.    We are committed to providing our customers with a high level of personal service, which we believe is an integral part of fostering customer loyalty and generating repeat business. We continually strive to instill in each employee a dedication to superior service designed to exceed our guests’ expectations.

Experienced Management Team.    Silver Legacy has an experienced management team with an average of more than 20 years each of experience in the Reno gaming market. All of our senior management have been with Silver Legacy since it opened in July 1995. We also benefit from the expertise of our joint venture partners and the leadership they provide through our executive committee, which includes senior executives from Eldorado Resorts LLC and Mandalay Resort Group.

Adjoining Properties

Enclosed, climate controlled corridors connect Silver Legacy with the Circus Circus Hotel and Casino and the Eldorado Hotel & Casino, each of which is owned and independently operated by an affiliate of one of the Partnership’s partners. The three properties comprise the heart of Reno’s prime gaming area and room base, providing the most extensive and broadest variety of gaming, entertainment, lodging and dining amenities in the Reno area, with an aggregate of 4,098 rooms, 20 restaurants, 5,328 slot machines, 224 table games and enough parking to accommodate over 6,000 vehicles as of December 31, 2002. Although we compete with these other two properties, we believe that the centralized location and critical mass of these three properties, Silver Legacy’s position as the centerpiece of the three properties and the seamless connections between the facilities, provide Silver Legacy with significant competitive advantages over other freestanding hotel-casinos in the Reno market.

Circus Circus Hotel and Casino.    The Circus Circus Hotel and Casino features 1,572 guestrooms and a 60,000 square-foot casino, which, as of December 31, 2002, featured 1,512 slot machines and 73 table games. The property offers its guests a variety of circus acts performed daily, free of charge, under a “Big Top” above the casino. A mezzanine area has a circus midway with carnival-style games and an arcade that offers a variety of amusement and electronic games. The property features two specialty restaurants, The Steakhouse at Circus and

Art Gecko’s Southwest Grill with Kokopelli’s Sushi Bar, in addition to a 464-seat buffet, coffee shop, deli/bakery, fast food snack bar, cocktail lounges, gift shop, specialty shops, parking facilities for approximately 3,200 vehicles, and approximately 22,400 square feet of convention space.

Eldorado Hotel & Casino.    This property is a luxurious hotel-casino offering approximately 84,000 square feet of gaming space. Its three hotel towers have a total of 816 guestrooms, including 18 specialty suites, 93 “Eldorado Player’s Spa Suites” with bedside spas and 26 one or two bedroom suites. As of December 31, 2002, this property’s casino featured 1,752 slot machines and 70 table games, as well as poker, keno and a race and sports book. The property is renowned for its eight restaurants, including Bistro Roxy, La Strada and a 525-seat buffet. Additional amenities include a casino cabaret, bars and lounges, parking facilities for approximately 1,100 vehicles, and approximately 12,000 square feet of convention space.

Reno Market

The Reno market generated approximately $0.9 billion of gaming revenues for the twelve months ended December 31, 2002. As of December 31, 2002, the Reno market featured approximately 16,049 hotel rooms, 23,534 slot machines and 680 table games. For the twelve months ended December 31, 2002, the Reno market had an estimated 75.2% average hotel occupancy rate.

Reno is the second largest metropolitan area in Nevada, with a population of approximately 348,000 according to the most recently available U.S. Census data, and is located at the base of the Sierra Nevada Mountains along Interstate 80, approximately 135 miles east of Sacramento, California and 225 miles east of San Francisco, California. Reno is a destination resort market that primarily attracts “drive-in” visitors by offering gaming as well as numerous other summer and winter recreational activities. Management believes that approximately two-thirds of visitors to the Reno market arrive by some form of ground transportation. Popular special events include the National Championship Air Races, the Reno-Tahoe Open PGA tour event and Hot August Nights, a vintage car event. In addition, the National Bowling Stadium, located one block from Silver Legacy, is the largest bowling complex in North America and has been selected to host multi-month tournaments in Reno two out of every three years through 2009, with 2002 being a non-tournament year.

Approvals have been obtained for two public works projects in the downtown area of Reno. The first project will lower the train tracks that traverse Reno’s downtown district and separate the Silver Legacy and the two adjoining properties from the rest of the downtown gaming facilities. Construction on this project is expected to be completed in 2006 and will be organized in such a manner that it will not prevent pedestrian or vehicular traffic from crossing the railroad tracks within the downtown area. The second project involves the construction of a downtown special events center next to the National Bowling Stadium. This project is expected to be finished in 2005. At this time we cannot determine the effect of these projects on our operations, particularly during their construction periods.

According to the Nevada Commission on Tourism and Reno-Sparks Convention & Visitors Authority, the greater Reno area attracted an estimated 4.9 million and 5.2 million visitors during the twelve months ended June 30, 2002 and 2001, respectively. The following table sets forth certain statistical information for the Reno market for the years 1998 through 2002 as reported by the Reno-Sparks Convention & Visitors Authority, Nevada Commission on Tourism and the Nevada State Gaming Control Board.

	1998	1999	2000	2001	2002
Gaming Revenues (000’s)(1)	$929,844	$968,531	$1,026,700	$961,664	$917,005
Gaming Positions(2)(3)	30,816	30,526	30,951	27,712	27,872
Hotel Rooms(2)	15,271	15,957	16,515	15,459	16,049
Average Hotel Occupancy Rate(1)	79.1%	78.8%	78.3%	76.9%	75.2%
Visitors(4)	5,121,693	5,051,101	5,185,393	5,164,474	4,885,510

(1)	For the twelve months ended December 31 for each period shown.
(2)	As of December 31 for each period shown.
(3)	Calculated from information provided by the Nevada State Gaming Control Board.
(4)	For the twelve months ended June 30 for each period shown.

Marketing Strategy

We target the following customer segments of the Reno gaming market: free and independent travelers, preferred casino customers, convention groups, local patrons and wholesale/specialty groups.

Free and Independent Travelers.    This customer segment consists of persons who are not affiliated with travel groups and who make arrangements for their accommodations directly or through independent travel agents. For Reno, free and independent travelers consist principally of persons who typically travel on weekends from northern California, Oregon, Washington and western Canada. Silver Legacy targets this segment through advertising efforts, including television and newsprint exposure, emphasizing the exciting atmosphere and high level of relative value offered at Silver Legacy. Advertising efforts are directed principally to existing Reno gaming customers, as well as to experienced gaming customers of Las Vegas and other markets presenting the Reno market, generally, and Silver Legacy, specifically, as an attractive alternative. Additionally, utilizing the unique theming of Silver Legacy, the variety, quality, and attractive pricing of its food and beverage outlets, and its close proximity to other hotel casinos in downtown Reno (including its connection with the Circus Circus Hotel and Casino and Eldorado Hotel & Casino), we target “walk-in” customers for Silver Legacy.

Preferred Casino Customers.    Management targets valued gaming customers through an aggressive development program. This program utilizes independent sales representatives to engage in one-on-one sales activities and marketing personnel trained to identify and target these individuals while they patronize Silver Legacy. We also use television advertisements featuring the elegant image and exciting atmosphere at Silver Legacy to target preferred gaming customers. In addition, through specialized entertainment programs and special events, including televised boxing matches, and by highlighting Silver Legacy’s 145 player spa suites and eight penthouse suites (which have been designed specifically to cater to the needs of high end gaming customers), and the property’s entertainment facilities, amenities and unique attractions, we seek to capture a significant portion of Reno’s valued gaming business. Our marketing efforts for gaming customers include the provision of complimentary rooms, food and beverages, air transportation and the extension of credit to qualified persons. “Club Legacy,” Silver Legacy’s players club, offers customers exciting special events and tournaments and convenient ways of earning complimentaries.

Convention Groups.    Conventioneers and attendees of Reno area events are targeted by Silver Legacy, depending on management’s view of their relative propensity for gaming and the timing of the specific events or conventions relative to the historic seasonality of the gaming business in Reno. In so doing, we seek to increase Silver Legacy’s mid-week occupancies and mitigate the effects of seasonality on our operations. For example, Silver Legacy targets competitors at the National Bowling Stadium in Reno and their guests. Other special events groups, generally consisting of between 1,000 and 1,500 persons, are also targeted by Silver Legacy by emphasizing Silver Legacy’s special events center which is available to be used for concerts, shows, theme parties, televised boxing matches and other events.

Local Patrons.    We attract and retain local customers through frequent promotions that highlight our quality gaming and dining experience, as well as being an active supporter of numerous Reno market events and organizations.

Wholesale/Specialty Groups.    The wholesale/specialty segment consists of customers who utilize “packages” to reduce the cost of travel, lodging and entertainment. These packages are produced by wholesalers (such as major airlines) and travel agents, and emphasize mid-week stays. Packages including Silver Legacy are marketed by wholesalers and travel agents principally to customers in Oregon, Washington and western Canada. This market segment allows us to utilize our rooms during slower mid-week periods.

Competition

The gaming industry includes land-based casinos, dockside casinos, riverboat casinos, casinos located on Native American reservations and other forms of legalized gaming. There is intense competition among companies in the gaming industry, many of which have significantly greater resources than we do. Certain states have legalized casino gaming and other states may legalize gaming in the future. Legalized casino gaming in these states and on Native American reservations near our markets or changes to gaming laws in states surrounding Nevada could increase competition and could adversely affect our operations. We also compete, to a lesser extent, with gaming facilities in other jurisdictions with dockside gaming facilities, state-sponsored lotteries, on-and-off track pari-mutuel wagering, Internet gaming, card clubs, riverboat casinos and other forms of legalized gambling.

Of the 35 casinos currently operating in the Reno market, we compete principally with the eight other hotel-casinos that, like Silver Legacy, each generate at least $36 million in annual gaming revenues, including the Circus Circus Hotel and Casino and the Eldorado Hotel & Casino. Although no hotel-casino projects are currently under construction in the Reno area, we cannot predict the extent to which new projects will be undertaken or the extent to which current hotel space may be expanded in the near future. We expect that any additional rooms added in the Reno market will increase competition for visitor revenue. There can be no assurance that any growth in Reno’s current room base or gaming capacity will not adversely affect our financial condition or results of operations. We also compete with hotel-casinos located in the nearby Lake Tahoe region as well as those in Las Vegas, Nevada. A substantial number of customers travel to both Reno and the Lake Tahoe area during their visits. Consequently, we believe that Silver Legacy’s success is influenced to some degree by the success of the Lake Tahoe market. While we do not anticipate a decline in the popularity of either Reno or Lake Tahoe as tour destination areas in the foreseeable future, any such decline could adversely affect our operations.

Land-based, riverboat, or dockside casino gaming (other than that conducted on Native American-owned land) is currently legal in ten states and casino gaming on Native American-owned land is legal in at least 29 states, including California, Washington, and Oregon. Management believes the Reno market draws over 50% of its visitors from California. California allows other non-casino style gaming, including pari-mutuel wagering, a state-sponsored lottery, card clubs, bingo, and off-track betting. The competitive impact on Nevada gaming establishments, in general, and our operations, in particular, from the continued growth of gaming outside Nevada cannot be determined at this time. We believe that the expansion of casino gaming on Native American lands in California, and to a lesser extent in Washington and Oregon, could have a material adverse affect on our operations depending on the nature, location, and scope of those operations.

On March 7, 2000, California voters approved Proposition 1A which amended the California constitution and legalized “Nevada-style” gaming on Native American reservations. The passage of this amendment has allowed the expansion of existing Native American gaming operations, as well as the opening of new Native American gaming facilities. Additionally, numerous tribes have announced that they intend to open gaming facilities. We believe that currently there are approximately 107 federally recognized Native American tribes in California. In order to conduct gaming operations in California, a Native American tribe must enter into a compact with the state. As of December 31, 2002, the State of California had entered into compacts with approximately 61 tribes. Each Native American tribe in California is limited to a maximum of 2,000 slot machines and there may not be more than two gaming facilities on any one reservation. Under the Governor of California’s interpretation of the compacts, all Native American tribes in California are permitted to operate a total of approximately 45,000 slot machines. However, there remains substantial uncertainty as to the total number of slot machines authorized by the compacts and it is possible that the approximately 45,000-machine limit will increase, and, if so, the increase may be substantial. The 20-year compacts have a one-time negotiation clause that must be executed in 2003. While the tribes are not required to renegotiate their compacts, approximately 21 tribes are expected to begin negotiations with the Governor of California beginning in March 2003 in an effort to obtain the right to operate more slot machines than the current maximum allowance per tribe of 2,000. In addition to allowing the expansion of slot machines, the compacts allow for the expansion of other casino-style games, including blackjack and poker.

Most existing Native American gaming facilities in northern California are modest compared to Reno market casinos. However, there are several more significant Native American casinos which currently compete with the Reno market, including (1) the Cache Creek Indian Bingo & Casino in Brooks, California, approximately 58 miles northwest of Sacramento and (2) the Jackson Rancheria Casino, Hotel and Conference Center in Jackson, California, approximately 59 miles southeast of Sacramento. In addition to the existing gaming facilities, numerous Native American tribes have announced that they are in the process of developing or are considering establishing large-scale hotel and gaming facilities in northern California. Station Casinos, Inc., an established gaming operator, has entered into agreements with the United Auburn Indian Community to develop and manage Thunder Valley Casino, a gaming and entertainment facility being constructed on a 49-acre site approximately 21 miles northeast of Sacramento. Station Casinos, Inc. has announced that Thunder Valley Casino is anticipated to offer between 1,250 and 2,000 slot machines and 100 table games, dining and entertainment amenities, and parking for 3,000 vehicles. Construction is reported to have commenced in October 2002 with the property to be completed in phases, including an anticipated opening of the casino in June or July 2003. Other tribes are at various stages of planning new or expanded facilities in northern California, including facilities within a one hour drive of San Francisco or Sacramento.

Seasonality

Silver Legacy’s hotel-casino operations are subject to seasonal variation, with the strongest operating results generally occurring in the third quarter of each year and the weakest results occurring during the period from November through February. Variations occur when weather conditions make travel to Reno by visitors from northern California and the Pacific Northwest difficult. The following table shows our percentage of gross revenues by quarter for each of 2000, 2001 and 2002.

	2000	2001	2002
First quarter	22.1%	22.6%	22.7%
Second quarter	27.0%	27.3%	25.9%
Third quarter	28.1%	27.4%	28.9%
Fourth quarter	22.8%	22.7%	22.5%

Total	100.0%	100.0%	100.0%

Employees

As of December 31, 2002, Silver Legacy employed approximately 2,268 persons. Currently, none of our employees are employed pursuant to a collective bargaining agreement. The number of people employed at any time is subject to seasonal fluctuation. We believe that our employee relations are excellent.

Environmental Matters

As in the case with any owner or operator of real property, we are subject to a variety of federal, state and local governmental regulations relating to the use, storage, discharge, emission, and disposal of hazardous materials. Federal, state and local environmental laws and regulations also impose liability on potentially responsible parties, including the owners or operators of real property, to clean up, or contribute to the cost of cleaning up, sites at which hazardous wastes or materials were disposed of or released. We do not have environmental liability insurance to cover these events.

During the excavation for construction of Silver Legacy, petroleum contamination of soil and groundwater was discovered on the property. The apparent sources of this contamination were a former gasoline station and numerous abandoned heating oil tanks. Our contractors removed and disposed of contaminated soils, and we were successful in obtaining reimbursement and indemnification from Chevron Company USA. In addition, we received reimbursement from the State of Nevada Petroleum Fund, which was established to reimburse parties for costs incurred in cleaning up contamination from certain underground storage tanks. With the consent of the relevant county agency, the cleanup was completed leaving some contaminated soils in place (under structures and roads, for example), so that some additional soil contamination is known to remain in place. The Nevada Division of Environmental Protection has not, however, required us to conduct any further investigation or remediation.

Groundwater in the vicinity of Silver Legacy property is also contaminated by a chlorinated solvent known as tetrachloroethene or “PCE.” This contaminant is widespread in the Reno/Sparks area. The Central Truckee Meadows Remediation District, encompassing much of the cities of Reno and Sparks, was established pursuant to state legislation to address this contamination. The Central Truckee Meadows Remediation District is managed by Washoe County under the direction of the Nevada Division of Environmental Protection, and is currently conducting investigations and developing a remediation plan. Funding for the Central Truckee Meadows Remediation District is provided through assessments to water customers which are calculated on the basis of water use. The annual assessment to Silver Legacy is currently $419, plus an additional sum based on the amount of water used, which in our most recent annual assessment amounted to $25,076. It is possible that additional assessments may be made against properties that receive special benefits from the Central Truckee Meadows Remediation District, such as clean-up of contamination affecting a specific parcel. The legislation implementing this program exempts property owners who did not cause or contribute to the contamination from civil and criminal liability for the cost of remediation and any related damages, except to the extent of unpaid assessments. We do not believe that we have contributed to this solvent contamination, however, we expect that we will be required to allow the Central Truckee Meadows Remediation District access to our property for continued investigation, including access to monitoring wells.

The possibility exists that additional contamination, as yet unknown, may exist at Silver Legacy property. In all cases, however, we believe that any such contamination would have arisen from activities of prior owners or occupants, or from offsite sources and not as a result of any of our actions or operations. We do not believe that our expenditures for environmental investigations or remediation will have a material adverse effect on our financial condition or results of operations.

Regulation And Licensing

Silver Legacy, the partners of Circus and Eldorado Joint Venture, and their parent entities are subject to extensive regulation under laws, rules and supervisory procedures primarily in the jurisdictions where their facilities are located or docked. Some jurisdictions, including Nevada, empower their regulators to investigate participation by licensees in gaming outside their jurisdiction and require access to and periodic reports respecting those gaming activities. Violations of laws in one jurisdiction could result in disciplinary action in other jurisdictions.

Under provisions of gaming laws in jurisdictions in which we, our partners or their parent entities have operations and under our organizational documents certain of our securities are subject to restrictions on ownership which may be imposed by specified governmental authorities. The restrictions may require a holder of our securities to dispose of the securities or, if the holder refuses, or is unable, to dispose of the securities, we may be required to repurchase the securities.

The indenture governing our 10 1/8% mortgage notes due 2012 (the “Notes”) provides that each holder and beneficial owner of the Notes, by accepting or otherwise acquiring an interest in any of the Notes, will be deemed to have agreed that if the gaming authority of any jurisdiction in which we or either of the Partnership’s partners or their respective parents or other affiliated entities currently or in the future conduct or propose to conduct gaming requires that a person who is a holder or beneficial owner must be licensed, qualified or found suitable under applicable gaming laws, the holder or beneficial owner will apply for a license, qualification or finding of suitability within the required time period. If the person fails to apply or become licensed or qualified or is found unsuitable, we will have the right, at our option:

•	to require the person to dispose of his or her Notes or beneficial interest in the Notes within 30 days of receipt of notice of our election or any earlier date that the relevant gaming authority may request or prescribe; or

•	to redeem the Notes (possibly within less than 30 days following the notice of redemption if requested or prescribed by the gaming authority) at a redemption price equal to the lesser of:

•	the person’s cost;

•	100% of the principal amount, plus accrued and unpaid interest to the redemption date or the date of the finding of unsuitability, whichever is earlier; and

•	the any other amount required by applicable law or by order of any gaming authority.

We will not be responsible for any costs or expenses any holder or beneficial owner may incur in connection with its application for a license, qualification or finding of suitability.

Nevada Gaming Laws

The ownership and operation of casino gaming facilities in the State of Nevada are subject to the Nevada Gaming Control Act and the regulations promulgated under this Act and various local regulations. Silver Legacy’s operations are subject to the licensing and regulatory control of the Nevada Gaming Commission, the Nevada State Gaming Control Board and the City of Reno, which we refer to collectively as the “Nevada Gaming Authorities.”

The laws, regulations and supervisory procedures of the Nevada Gaming Authorities are based upon declarations of public policy that are concerned with, among other things:

•	the prevention of unsavory or unsuitable persons from having a direct or indirect involvement with gaming at any time or in any capacity;

•	the establishment and maintenance of responsible accounting practices and procedures;

•	the maintenance of effective controls over the financial practices of licensees, including the establishment of minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, providing reliable record keeping and requiring the filing of periodic reports with the Nevada Gaming Authorities;

•	the prevention of cheating and fraudulent practices; and

•	providing a source of state and local revenues through taxation and licensing fees.

Changes in these laws, regulations and procedures could have an adverse effect on our gaming operations.

Circus and Eldorado Joint Venture holds all licenses and approvals required to conduct its present gaming operations. The gaming license requires the periodic payment of fees and taxes and is not transferable. The parent entities of Circus and Eldorado Joint Venture’s partners, Eldorado Resorts LLC and Mandalay Resort Group, are required to be registered by the Nevada Gaming Commission as publicly traded corporations and are required periodically to submit detailed financial and operating reports to the Nevada Gaming Commission and to furnish any other information that the Nevada Gaming Commission may require. No person may become a stockholder of, or receive any percentage of profits from, a licensed entity such as Circus and Eldorado Joint

Venture without first obtaining licenses and approvals from the Nevada Gaming Authorities. Circus and Eldorado Joint Venture and its parent entities have obtained from the Nevada Gaming Authorities the various registrations, findings of suitability, approvals, permits and licenses required in order to engage in gaming activities in Nevada.

The Nevada Gaming Authorities may investigate any individual who has a material relationship to, or material involvement with us in order to determine whether the individual is suitable or should be licensed as a business associate of a gaming licensee. We and our officers, directors and key employees must file applications with the Nevada Gaming Authorities and may be required to be licensed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application for licensing for any cause which they deem reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. An applicant for licensing or an applicant for a finding of suitability must pay for all the costs of the investigation. Changes in licensed positions must be reported to the Nevada Gaming Authorities and, in addition to their authority to deny an application for a finding of suitability or licensing, the Nevada Gaming Authorities have the jurisdiction to disapprove a change in a corporate position.

If the Nevada Gaming Authorities were to find an officer, director or key employee unsuitable for licensing or unsuitable to continue having a relationship with us, we would have to sever all relationships with that person. In addition, the Nevada Gaming Commission may require us to terminate the employment of any person who refuses to file appropriate applications. Determinations of suitability or questions pertaining to licensing are not subject to judicial review in Nevada.

We are required to submit detailed financial and operating reports to the Nevada Gaming Commission. Substantially all material loans, leases, sales of securities and similar financing transactions must be reported to, or approved by, the Nevada Gaming Commission.

If the Nevada Gaming Commission determined that we violated the Nevada Gaming Control Act or any of its regulations, it could limit, condition, suspend or revoke our gaming licenses. In addition, we and the persons involved could be subject to substantial fines for each separate violation of the Nevada Gaming Control Act or of the regulations of the Nevada Gaming Commission at the discretion of the Nevada Gaming Commission. Further, a supervisor could be appointed by the Nevada Gaming Commission to operate Silver Legacy and, under specified circumstances, earnings generated during the supervisor’s appointment (except for the reasonable rental value of the premises) could be forfeited to the State of Nevada. Limitation, conditioning or suspension of any of our gaming licenses and the appointment of a supervisor could, or revocation of any gaming license would, have a material adverse effect on our gaming operations.

Any beneficial holder of an interest in Circus and Eldorado Joint Venture or of any of the equity securities of any partner of Circus and Eldorado Joint Venture, or of any interest in the parent entities of Circus and Eldorado Joint Venture’s members, regardless of the amount of interest owned or the number of shares held, may be required to file an application, be investigated, and have that person’s suitability as a beneficial holder of an equity interest determined if the Nevada Gaming Commission has reason to believe that the ownership would otherwise be inconsistent with the declared policies of the State of Nevada. The applicant must pay all costs of the investigation incurred by the Nevada Gaming Authorities in conducting any investigation.

The partners of Circus and Eldorado Joint Venture are required to obtain the prior approval of the Nevada Gaming Commission prior to their pledge of their interests in Circus and Eldorado Joint Venture as collateral for payment of any of our indebtedness. Eldorado Limited Liability Company and Galleon, Inc., the partners of Circus and Eldorado Joint Venture, obtained the required approvals of the Nevada Gaming Commission to pledge their interests in Circus and Eldorado Joint Venture as collateral for payment of the Notes. However, further approvals of the Nevada Gaming Commission must be obtained by any person, including the trustee under the Indenture relating to the Notes, before any execution on or transfer of the pledged interests may occur.

Nevada law requires any licensed gaming entity, such as Circus and Eldorado Joint Venture which has one or more classes of securities registered with the Securities and Exchange Commission pursuant to the provisions of the Securities Act of 1933, as amended, to additionally register with the Nevada Gaming Commission as a “publicly traded corporation.” Pursuant to the applicable provisions of Nevada gaming law, we received the requisite approvals of the Nevada Gaming Commission to be registered as a publicly traded corporation and to make our public offering of the Notes.

If the beneficial holder of an interest in Circus and Eldorado Joint Venture or in the equity securities of any of Circus and Eldorado Joint Venture’s partners, or of any interest in one of the parent entities who must be found suitable is a corporation, partnership, limited partnership, limited liability company or trust, it must submit detailed business and financial information including a list of beneficial owners. The applicant is required to pay all costs of investigation.

Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Nevada Gaming Commission or by the Chairman of the Nevada State Gaming Control Board, or who refuses or fails to pay the investigative costs incurred by the gaming authorities in connection with the investigation of its application, may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any person found unsuitable and who holds, directly or indirectly, any beneficial ownership of an interest in Circus and Eldorado Joint Venture or in the voting securities of any of Circus and Eldorado Joint Venture’s partners or of the parent entities beyond the period of time as may be prescribed by the Nevada Gaming Commission may be guilty of a criminal offense. We will be subject to disciplinary action if, after we receive notice that a person is unsuitable to hold an equity interest or to have any other relationship with us, we:

•	pay that person any dividend or interest upon any partnership interest or other equity interest;

•	allow that person to exercise, directly or indirectly, any voting right held by that person relating to Silver Legacy;

•	pay remuneration in any form to that person for services rendered or otherwise; or

•	fail to pursue all lawful efforts to require the unsuitable person to relinquish his interest in Circus and Eldorado Joint Venture or in its voting securities including, if necessary, the immediate purchase of the interest or voting securities for cash at fair market value.

The Nevada Gaming Commission may, in its discretion, require the holder of any debt security of a licensee or registered corporation to file applications, be investigated, and be found suitable to own the debt security of the licensee or registered corporation. If a holder of the Notes is required by the Nevada Gaming Commission to be found suitable, the burden of proving qualification to be found suitable as a holder of the Notes is at all times on the applicant and requires a determination by the Nevada Gaming Commission that the applicant is a person of good character, honesty and integrity. When making this determination, the Nevada Gaming Commission must be satisfied that the applicant is a person whose prior activities, criminal record (if any), reputation, habits and associations do not pose a threat to the interests of the State of Nevada, or to the effective regulation and control of gaming, or create or enhance the dangers of unsuitable, unfair, or illegal practices. If the Nevada Gaming Commission determines that a person is unsuitable to own the security, then under the Nevada Gaming Control Act, the licensee or registered corporation can be sanctioned, including the loss of its approvals, if without the prior approval of the Nevada Gaming Commission, it:

•	pays to the unsuitable person any dividend, interest or any distribution whatsoever;

•	recognizes any voting right by the unsuitable person in connection with the securities;

•	pays the unsuitable person remuneration in any form; or

•	makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation or similar transaction.

Our partners and their parent entities are required to maintain current stock ledgers in Nevada which may be examined by the Nevada Gaming Authorities at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Nevada Gaming Authorities. A failure to make the disclosure may be grounds for finding the record holder unsuitable. We are also required to render maximum assistance in determining the identity of the beneficial owner of any of our voting securities. The Nevada Gaming Commission has the power to require the stock certificates of any registered corporation to bear a legend indicating that the securities are subject to the Nevada Gaming Control Act.

We may not make a public offering of our securities without the prior approval of the Nevada Gaming Commission if we intend to use the securities or the proceeds from the offering to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for those purposes or for similar transactions.

We must obtain prior approval of the Nevada Gaming Commission with respect to a change in control through:

•	merger;

•	consolidation;

•	stock or asset acquisitions;

•	management or consulting agreements; or

•	any act or conduct by a person whereby the person obtains control of us.

Entities seeking to acquire control of a registered corporation must satisfy the Nevada State Gaming Control Board and Nevada Gaming Commission with respect to a variety of stringent standards before assuming control of the registered corporation. The Nevada Gaming Commission may also require controlling stockholders, officers, directors and other persons having a material relationship or involvement with the entity proposing to acquire control to be investigated and licensed as part of the approval process relating to the transaction.

The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchase of voting securities and corporate defense tactics affecting Nevada gaming licenses, and registered corporations that are affiliated with those operations, may be injurious to stable and productive corporate gaming. The Nevada Gaming Commission has established a regulatory scheme to ameliorate the potentially adverse effects of these business practices upon Nevada’s gaming industry and to further Nevada’s policy to:

•	assure the financial stability of corporate gaming operators and their affiliates;

•	preserve the beneficial aspects of conducting business in the corporate form; and

•	promote a neutral environment for the orderly governance of corporate affairs.

Approvals may be required from the Nevada Gaming Commission before we can make exceptional repurchases of voting securities above their current market price and before a corporate acquisition opposed by management can be consummated. The Nevada Act also requires prior approval of a plan of recapitalization proposed by a registered corporation’s board of directors in response to a tender offer made directly to its stockholders for the purpose of acquiring control.

License fees and taxes, computed in various ways depending on the type of gaming or activity involved, are payable to the State of Nevada and to the counties and cities in which the licensed subsidiaries respective operations are conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly or annually and are based upon either:

•	a percentage of the gross revenues received;

•	the number of gaming devices operated; or

•	the number of table games operated.

A casino entertainment tax is also paid by casino operations where entertainment is furnished in connection with the selling or serving of food or refreshments or the selling of merchandise.

Any person who is licensed, required to be licensed, registered, required to be registered, or is under common control with those persons (collectively, “licensees”), and who proposes to become involved in a gaming venture outside of Nevada, is required to deposit with the Nevada State Gaming Control Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation of the Nevada State Gaming Control Board of the licensee’s participation in such foreign gaming. The revolving fund is subject to increase or decrease in the discretion of the Nevada Gaming Commission. Thereafter, licensees are required to comply with the reporting requirements imposed by the Nevada Gaming Control Act. A licensee is also subject to disciplinary action by the Nevada Gaming Commission if it:

•	knowingly violates any laws of the foreign jurisdiction pertaining to the foreign gaming operation;

•	fails to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations;

•	engages in activities or enters into associations that are harmful to the State of Nevada or its ability to collect gaming taxes and fees; or

•	employs, contracts with or associates with a person in the foreign operation who has been denied a license or finding of suitability in Nevada on the ground of personal unsuitability.

Internal Revenue Service Regulations

The Internal Revenue Service requires operators of casinos located in the United States to file information returns for U.S. citizens, including names and addresses of winners, for keno, bingo and slot machine winnings in excess of stipulated amounts. The Internal Revenue Service also requires operators to withhold taxes on some keno, bingo and slot machine winnings of nonresident aliens. We are unable to predict the extent, to which these requirements, if extended, might impede or otherwise adversely affect operations of, and/or income from, the other games.

Regulations adopted by the Financial Crimes Enforcement Network of the Treasury Department and the Nevada gaming regulatory authorities require the reporting of currency transactions in excess of $10,000 occurring within a gaming day, including identification of the patron by name and social security number. This reporting obligation began in May 1985 and may have resulted in the loss of gaming revenues to jurisdictions outside the United States which are exempt from the ambit of these regulations.

Other Laws And Regulations

The sale of alcoholic beverages at Silver Legacy is subject to licensing, control and regulation by applicable local regulatory agencies. All licenses are revocable and are not transferable. The agencies involved have full power to limit, condition, suspend or revoke any license, and any disciplinary action could, and revocation would, have a material adverse effect upon our operations.

The Silver Legacy Resort Casino is subject to extensive state and local regulations and, on a periodic basis, must obtain various licenses and permits, including those required to sell alcoholic beverages. We believe that we have obtained all required licenses and permits and that our business is conducted in substantial compliance with applicable laws.

Factors that May Affect Our Future Results

(Cautionary Statements Under the Private Securities Litigation Reform Act of 1995)

Certain information included in this annual report and other materials filed or to be filed by us with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by us) contains or may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements can be identified by the fact that they do not relate strictly to historical or current facts. We have based these forward-looking statements on our current expectations about future events. These forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, intentions, financial condition, results of operations, future performance and business, including:

•	current and future operations; and

•	statements that include the words “may,” “could,” “should,” “would,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan” or similar expressions.

Such statements include information relating to capital spending, financing sources and the effects of regulation (including gaming and tax regulation) and competition. From time to time forward-looking statements are also included in our periodic reports on Forms 10-Q and 8-K, press releases and other materials released to the public.

Any or all of the forward-looking statements in this annual report and in any other public statements we make may turn out to be wrong. This can occur as a result of inaccurate assumptions or as a consequence of known or unknown risks and uncertainties. Many factors discussed in this annual report, such as government regulation and the competitive environment, will be important in determining our future performance. Consequently, actual results may differ materially from those that might be anticipated from our forward-looking statements.

We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. However, any further disclosures we make on related subjects in our subsequent reports on Forms 10-K, 10-Q and 8-K should be consulted. The following discussion of risks, uncertainties and possible inaccurate assumptions relevant to our business includes factors we believe could cause our actual results to differ materially from expected and historical results. Other factors beyond those listed below could also adversely affect us. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

•	As described under “Competition,” in this Item 1, we operate in a very competitive environment. The growth in the number of hotel rooms and/or casino capacity in Reno or the spread of legalized gaming in other jurisdictions, including the growth of Native American gaming in northern California and the northwest, could negatively affect future operating results.

•	As discussed under “Nevada Gaming Laws” in this Item 1, Silver Legacy’s gaming operations are highly regulated by governmental authorities in Nevada, and our future operations may be significantly impacted by this regulation.

•	Changes in applicable gaming, tax or other laws or regulations could have a significant effect on our operations. As a result of federal legislation passed in 1996, the National Gambling Impact Study Commission conducted a two-year study of the gaming industry in the United States and has reported its findings and recommendations to Congress. It is possible that this report may result in additional regulation and taxation of the gaming industry.

•	Our operations are affected by changes in general economic and market conditions nationally as well as the general economic and market conditions in the Reno area where our operations are conducted and in those areas where our customers live, including California.

•	Any future security alerts and/or terrorist attacks similar to those that occurred on September 11, 2001 could adversely affect our operations.

•	United States military action in Iraq, or increased security concerns or terrorist activity resulting therefrom could adversely affect our operations.

•	The highway between Reno and northern California, where a large number of the Silver Legacy’s customers reside, experience winter weather conditions from time to time that limit the number of customers who visit Reno during such periods.

•	Because all of our operations are in Reno, we are subject to greater risk than a gaming company that is geographically diversified. Any economic, weather or other conditions that adversely impact gaming operations in the Reno area will impact Silver Legacy where all of our operations are conducted.

•	Construction relating to two recently approved public works projects in the downtown Reno area to lower the train tracks and build a downtown special events center could disrupt the downtown area during construction and impact our operations.

•	The gaming industry represents a significant source of tax revenues to the state, county and local jurisdictions in which gaming is conducted. From time to time, Nevada and federal legislators and officials have proposed changes in tax laws, or in the administration of the laws that could impact our operations, including proposals for a federal gaming tax.

•	We believe that our recorded tax balances are adequate. However, it is not possible to determine with certainty the likelihood of possible changes in the tax laws or their administration. These changes, if adopted, could have a material negative effect on our operating results.

•	The interest rate on a portion of our debt is subject to fluctuation based on changes in short-term interest rates. Interest expense could increase as a result of this factor.

•	Claims have been brought against us from time to time in various legal proceedings, and additional legal and tax claims arise from time to time. While we believe that the ultimate disposition of current matters will not have a material impact on our financial condition or results of operations, it is possible that our cash flows and results of operations could be affected from time to time by the resolution of one or more of these contingencies.

•	There is intense competition to attract and retain management and key employees in the gaming industry. Our business could be adversely affected in the event of the inability to recruit or retain key personnel.

Item 2.    Properties.

The Silver Legacy Resort Casino is located on two neighboring parcels of land, located at 407 and 411 North Virginia Street, Reno, Nevada. We own both parcels, comprising 118,167 and 119,927 square feet, respectively. As of December 31, 2002 both parcels and the improvements located thereon were encumbered by liens securing the indebtedness incurred under our senior credit facility and the indebtedness evidenced by our 10 1/8% mortgage notes. At December 31, 2002, the aggregate principal amount of the indebtedness secured by these liens totaled $169.0 million. For information concerning the Silver Legacy Resort Casino, reference is made to the discussion under the caption “Silver Legacy” in Item 1 of this annual report, which is incorporated herein by this reference.

In addition, we utilize the City Center Pavilion, an approximate 40,000 square-foot temporary convention and entertainment facility located across North Virginia Street from Silver Legacy. This structure is situated on an approximate 63,000 square-foot parcel of land which is owned jointly by the Partnership’s two partners, Eldorado Resorts LLC and Galleon, Inc., but is not currently subject to a lease.

Item 3.    Legal Proceedings.

We are from time to time involved in litigation arising in the ordinary course of our business. We do not believe that any litigation to which the Partnership or Capital is a party or of which any of our property is the subject will, individually or in the aggregate, have a material adverse effect on our financial position or the results of our operations.

Item 4.    Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters.

Capital is a wholly-owned subsidiary of the Partnership, which is owned 50% by Galleon, Inc. and 50% by Eldorado Resorts LLC. Accordingly, there is no established public trading in the equity securities of Capital or the Partnership.

As a general partnership, the Partnership is not subject to Federal income tax liability. Consequently, the holders of the partnership interests in the Partnership are required to include their respective shares of the Partnership’s taxable income in their own income tax returns. The Partnership has, in the past, made distributions to its partners to cover such tax liabilities in accordance with its partnership agreement. The tax distributions of the Partnership to its partners aggregated $13.0 million and $9.1 million in 2002 and 2001, respectively. The 2002 tax distributions included: (i) a distribution of $1.2 million each to ELLC and Galleon representing a fourth quarter 2001 tax distribution, (ii) a distribution of $2.6 million each to ELLC and Galleon representing fiscal year 2000 tax distributions, and (iii) a distribution of $2.7 million each to ELLC and Galleon representing fiscal year 2002 tax distributions. A tax distribution for the fourth quarter of 2002 has not been paid to date and we do not anticipate a material distribution based on our expected final 2002 tax return.

In 2002, the Partnership made distributions in addition to the aforementioned tax distributions which totaled $32.1 million. These additional distributions included: (i) a $2.1 million distribution representing the remaining priority allocation payment to Galleon pursuant to the Original Partnership Agreement, and (ii) a special distribution to ELLC and Galleon of $10.0 million and $20.0 million, respectively. During 2001, no distributions were made other than the aforementioned tax distributions.

The Partnership’s partnership agreement, as currently in effect, provides that, subject to any contractual restrictions to which the Partnership is subject, including the indenture relating to the Notes, and prior to the occurrence of a “Liquidating Event,” the Partnership will be required to make distributions to its partners as follows:

(i)  The estimated taxable income of the Partnership allocable to each partner multiplied by the greater of the maximum marginal federal income tax rate applicable to individuals for such period (as of the date hereof, 38.6%) or the maximum marginal federal income tax rate applicable to corporations for such period (as of the date hereof, 35%); provided, however, that if the State of Nevada enacts an income tax (including any franchise tax based on income), the applicable tax rate for any tax distributions subsequent to the effective date of such income tax shall be increased by the higher of the maximum marginal individual tax rate or corporate income tax rate imposed by such tax (after reduction for the federal tax benefit for the deduction of state taxes, using the maximum marginal federal individual or corporate rate, respectively).

(ii)  Annual distributions of remaining “Net Cash From Operations” in proportion to the percentage interests of the partners.

(iii)  Distributions of “Net Cash From Operations” in amounts or at times that differ from those described in (i) and (ii) above, provided in each case that both partners agree in writing to the distribution in advance thereof.

As defined in the partnership agreement, the term “Net Cash From Operations” means the gross cash proceeds received by the Partnership, less the following amounts: (i) cash operating expenses and payments of other expenses and obligations of the Partnership, including interest and scheduled principal payments on Partnership indebtedness, including indebtedness owed to the partners, if any, (ii) all capital expenditures made by the Partnership, and (iii) such reasonable reserves as the partners deem necessary in good faith and in the best interests of the Partnership to meet its anticipated future obligations and liabilities (less any release of reserves previously established, as similarly determined).

Reference is made to the information under the caption “Equity Compensation Plans” in Item 12 of this annual report, which information is incorporated herein by this reference.

Item 6.    Selected Financial Data.

	Fiscal Years Ended December 31,
	1998	1999	2000	2001	2002
	(in thousands)
Income Statement Data:
Operating revenues
Casino	$97,207	$105,284	$109,641	$98,374	$93,981
Rooms	36,472	36,877	37,936	37,835	35,747
Food and beverage	33,088	35,632	36,832	35,558	35,780
Other	7,380	7,748	8,786	7,508	8,816

Gross revenues	174,147	185,541	193,195	179,275	174,324
Less: promotional allowances	(13,829)	(15,193)	(15,706)	(14,598)	(14,892)

Net operating revenues	160,318	170,348	177,489	164,677	159,432

Operating expenses
Casino	43,736	46,724	48,723	45,820	44,685
Rooms	12,559	12,634	12,867	12,166	11,487
Food and beverage	24,137	26,101	26,188	25,019	24,795
Other operating expenses	5,944	6,327	7,248	5,927	6,993
Selling, general and administrative	27,773	28,482	29,719	29,207	29,264
Depreciation	17,583	17,824	15,500	12,082	11,837
Write-off of debt issuance costs	—	—	—	370	—
Loss on sale of assets	53	1	1	4	63

Total operating expenses	131,785	138,093	140,246	130,595	129,124

Operating income	28,533	32,255	37,243	34,082	30,308

Other (income) expense
Insurance settlement proceeds	—	—	—	(225)	—
Interest income	(149)	(162)	(248)	(112)	(27)
Interest expense, net(1)	18,733	16,334	15,721	13,299	15,699
Loss on early redemption of debt	—	—	—	—	134
Interest rate swap income(2)	—	—	—	(327)	(2,327)
Other expense	—	—	—	—	63

Total other (income) expense	18,584	16,172	15,473	12,635	13,542

Net income before cumulative effect of change in accounting principle	9,949	16,083	21,770	21,447	16,766
Cumulative effect of change in accounting principle(2)	—	—	—	(327)	—

Net income(3)	$9,949	$16,083	$21,770	$21,120	$16,766

	As of December 31,
	1998	1999	2000	2001	2002
Balance Sheet Data:
Cash and equivalents	$10,642	$13,339	$11,125	$12,256	$14,913
Total assets	333,225	324,211	311,844	303,169	304,536
Total debt	198,500	174,000	163,500	145,000	168,430
Total partners’ equity	120,564	136,647	133,417	145,407	117,066

(1)	Interest expense is net of the effect of periodic settlement amounts pursuant to hedging obligations.
(2)	In accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities, we are required to record all derivatives as assets or liabilities measured at fair value with the change in fair value recognized in earnings. On January 1, 2001, we recorded a liability of $0.3 million for the fair value of our interest rate swaps at that date, with a corresponding cumulative effect adjustment in the income statement. The related interest rate swaps matured on October 29, 2001. On June 13, 2002, we entered into a new swap agreement which was terminated in advance of its scheduled termination date on October 8, 2002. The $2.3 million payment received on the termination date was recorded in the income statement as interest rate swap income.
(3)	The Partnership is not subject to income taxes and the partners include their respective shares of partnership taxable income in their income tax returns. Therefore, a provision for income taxes is not included in our selected financial information. The Partnership’s partnership agreement requires the Partnership to make distributions to its partners in an amount equal to the maximum marginal federal income tax rate applicable to any partner multiplied by the income of the Partnership for the applicable period. See “Item 5” of this annual report for additional information concerning this provision of the Partnership agreement.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Effective March 1, 1994, Eldorado Limited Liability Company (“ELLC”), a Nevada limited liability company owned and controlled by Eldorado Resorts LLC, and Galleon, Inc. (“Galleon”), a Nevada corporation owned and controlled by Mandalay Resort Group, formerly known as Circus Circus Enterprises, Inc., entered into a joint venture agreement to establish the Partnership, for the purpose of constructing, owning and operating Silver Legacy. Capital, a wholly owned subsidiary of the Partnership, was incorporated for the sole purpose of serving as a co-issuer of the $160 million principal amount of 10 1/8% mortgage notes due 2012 issued by the Partnership and Capital (the “Notes”), and does not have any operations, assets or revenues.

On July 28, 1995, Silver Legacy commenced operations as a hotel-casino in downtown Reno, Nevada. Silver Legacy is a leader within the Reno market in terms of size. At December 31, 2002, it offered the largest number of slot machines, table games and the second largest number of hotel rooms of any property in the Reno market. Silver Legacy’s net operating revenues and income are derived largely from our gaming activities. In an effort to enhance our gaming revenues, we attempt to maximize the use of our gaming facilities at Silver Legacy by providing a well-balanced casino environment that contains a mix of games attractive to multiple market segments. Rooms also contribute a large portion of our net revenues.

Our operating results are highly dependent on the volume of customers visiting and staying at our resort. Key volume indicators include table games drop and slot handle, which refer to amounts wagered by our customers. The amount of volume we retain is recognized as casino revenues and is referred to as our win or hold. In addition, hotel occupancy and price per room designated by average daily rate (“ADR”) are key indicators for our hotel business.

Recently Issued Accounting Pronouncements

As of January 1, 2001, the Joint Venture changed its method of accounting for interest rate swaps to comply with Statement of Financial Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities,” and, accordingly, changes to the fair value of the interest rate swaps are recognized in earnings. On January 1, 2001, the Joint Venture recorded a liability for the fair value of its interest rate swaps at that date with a corresponding cumulative effect adjustment in its statement of income.

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

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement requires one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired and broadens the presentation of discontinued operations to include additional disposal transactions. This statement is effective for fiscal years and interim periods beginning after December 15, 2001. The Joint Venture therefore adopted SFAS 144 in January 2002. The Joint Venture periodically evaluates its long-lived assets for impairment. Adoption of SFAS 144 did not have a material impact on the Joint Venture’s financial condition or results of operations.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements 4, 44, and 64, Amendment of FASB Statement 13, and Technical Corrections.” SFAS 145 rescinds SFAS 4, “Reporting Gains and Losses from Extinguishment of Debt.” Under SFAS 4, all gains and losses from extinguishment of debt were required to be aggregated, if material, and classified as an extraordinary item, net of related income tax effect, on the statement of income. SFAS 145 requires all gains and losses from extinguishment of debt to be classified as extraordinary only if they meet the criteria of Accounting Principles Board (“APB”) Opinion 30. This statement is effective for the Joint Venture’s 2003 fiscal year and early adoption is permitted. In May 2002, the Joint Venture adopted this statement and classified its fiscal 2002 loss from early retirement of debt of $134,000 as a component of other (income) expense.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. A fundamental conclusion reached by the FASB in SFAS No. 146 is that an entity’s commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. This statement also establishes that fair value is the objective for initial measurement of the liability. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Joint Venture does not expect the adoption of this statement to have a material impact on its consolidated financial statements.

Critical Accounting Policies

Our discussion and analysis of our results of operations and financial condition that follows are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Our judgments are based on our historical experience, terms of existing contracts, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. Because of the uncertainty inherent in these matters, there is no assurance that actual results will not differ from our estimates used in applying the following critical accounting policies.

Gross Revenues and Promotional Allowances

In accordance with industry practice, we recognize as casino revenues the net win from gaming activities, which is the difference between gaming wins and losses. The retail value of food, beverage, rooms and other services furnished to customers on a complimentary basis is included in gross revenues and then is deducted as promotional allowances.

Property and Equipment and Other Long-Lived Assets

Property and equipment is recorded at cost and is depreciated over its estimated useful life. Judgments are made in determining estimated useful lives and salvage values of these assets. The accuracy of these estimates affects the amount of depreciation expense recognized in our financial results and whether we have a gain or loss on the disposal of assets. We review depreciation estimates and methods as new events occur, more experience is acquired, and additional information is obtained that would possibly change our current estimates. As of December 31, 2002, no events or changes in circumstances indicated that the carrying values of our long-lived assets may not be recoverable.

Reserve for Uncollectible Accounts Receivable

We make ongoing estimates relating to the collectibility of our accounts receivable and maintain a reserve for estimated losses resulting from the inability of our customers to make required payments. In determining the amount we reserve, we review our aged accounts receivables, consider our historical level of credit losses and make judgments about the creditworthiness of customers based on ongoing credit evaluations and relationships. Since we cannot predict future changes in the financial stability of our customers, actual future losses from uncollectible accounts may differ from our estimates.

Self Insurance Reserves

Silver Legacy is self insured up to certain limits for our general liability, group health insurance and workmens’ compensation programs. We analyze historical and current pending claims information to estimate amounts to be accrued. In order to mitigate our potential exposure, we have obtained certain stop loss policies.

Recent Developments

A significant portion of the Silver Legacy’s revenues and operating income are generated from patrons who are residents of northern California, and as such, our results of operations have been adversely impacted by the growth in Native American gaming in northern California that has occurred to date. In addition to the existing gaming facilities, numerous Native American tribes have announced that they are in the process of developing or are considering establishing large-scale gaming facilities in northern California. Station Casinos, Inc., an established gaming operator, has entered into agreements with the United Auburn Indian Community to develop and manage Thunder Valley Casino, a gaming and entertainment facility being constructed on a 49-acre site approximately 21 miles northeast of Sacramento. Station Casinos, Inc. has announced that Thunder Valley Casino is anticipated to offer between 1,250 and 2,000 slot machines and 100 table games, dining and entertainment amenities, and parking for 3,000 vehicles. Construction is reported to have commenced in October 2002 with the property to be completed in phases, including an anticipated opening of the casino in June or July 2003. Based on its size and proximity, we believe the opening of this new facility will impact our operations. While we cannot predict the extent of the potential impact, it could be significant.

Approvals have been obtained for two public works projects in the downtown area of Reno. The first project will lower the train tracks that traverse Reno’s downtown district and separate the Silver Legacy and the two adjoining properties from the rest of the downtown gaming facilities. Construction on this project is expected to be completed in 2006 and will be organized in such a manner that it will not prevent pedestrian or vehicular traffic from crossing the railroad tracks within the downtown area. The second project involves the construction of a downtown special events center next to the National Bowling Stadium. This project is expected to be finished in 2005. At this time we cannot determine the effect of these projects on our operations, particularly during their construction periods.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Net Revenues

Net revenues decreased $5.3 million, or 3.2%, to $159.4 million from $164.7 million for the year ended December 31, 2002 compared to the year ended December 31, 2001 mainly due to decreases in casino and room revenues compared to the prior year. This decline in revenues was due in part to the continued effect of a weak national economy combined with expanded Native American gaming in northern California. In addition, mid-week levels in 2002 decreased significantly in comparison to the prior year in part due to the absence of the American Bowling Congress National Championship tournament that was held throughout the majority of the first and second quarters of 2001. A national championship bowling tournament is scheduled to be held in Reno two of every three years through 2009, including 2003 and 2004.

For the year ended December 31, 2002, casino revenues decreased $4.4 million, or 4.5%, compared to the year ended December 31, 2001. The factors discussed in the preceding paragraph negatively impacted slot volume and revenues, resulting in declines of 8.5% and 6.7%, respectively, for the year ended December 31,

2002 compared to the year ended December 31, 2001. Table games volume declined 2.7% for the year ended December 31, 2002 versus the year ended December 31, 2001; however, due to a better hold percentage, table games revenues decreased only 0.5%. Credit play for the year ended December 31, 2002 increased 2.0% in comparison to the year ended December 31, 2001 and benefited from various special events and marketing promotions.

Room revenues declined $2.1 million, or 5.5%, for the year ended December 31, 2002 in comparison to the year ended December 31, 2001. Room occupancy decreased to 81.2% for the year ended December 31, 2002, as compared to 83.4% for the year ended December 31, 2001. Silver Legacy’s average daily room rate was $64.16 and $66.35 for the years ended December 31, 2002 and 2001, respectively. These declines were principally due to the absence of the American Bowling Congress National Championship Bowling Tournament that was held in 2001, which increased our average daily room rate and occupancy, primarily mid-week, during the first six months of the prior year. In addition, increased competition throughout the Reno market, principally the eight other hotel-casinos that, like Silver Legacy, each generate at least $36 million in annual gaming revenues, was also a factor affecting our average daily room rate for the year ended December 31, 2002.

Food and beverage revenues for the year ended December 31, 2002 were flat with the prior year due to increased beverage revenues which was counterbalanced by a slight decline in food revenues. The growth in beverage revenues was attributable to a full twelve months of revenues in the current year generated by our new bars, Rum Bullion’s Island Bar and the Sports Bar, which both began operations during the third quarter of 2001. While the aforementioned economic issues also impacted the food department, it benefited from strong convention banquet revenues during our first quarter of 2002 combined with increased customer counts associated with our promotional coupons throughout the third and fourth quarters of 2002, resulting in only a slight decline in comparison to the prior year.

Other revenues are comprised of revenues generated by our retail outlets, arcade, entertainment and other miscellaneous items. For the year ended December 31, 2002, other revenues increased $1.3 million, or 17.4%, in comparison to the year ended December 31, 2001. The primary contributor to this increase was a $1.8 million increase in entertainment revenues associated with our expanded concert schedule during the year ended December 31, 2002 versus the year ended December 31, 2001. This increase was in part offset by a $0.4 million decline in the remaining aforementioned other revenue components.

Promotional allowances, expressed as a percentage of gross revenues, grew to 8.5% for the year ended December 31, 2002 as compared to 8.1% for the year ended December 31, 2001. This increase was associated with the previously discussed promotional coupons that affected our food department revenues during the year ended December 31, 2002.

Operating Expenses

For the year ended December 31, 2002 compared to the year ended December 31, 2001, operating expenses declined $1.5 million, or 1.1%, to $129.1 million from $130.6 million due to decreases in casino, room, food and beverage and depreciation expenses. These decreases were in part offset by increases in other operating expenses attributed to increased entertainment expenses associated with professional fees incurred as the result of our increased concert schedule for the year ended December 31, 2002 compared to the prior year.

Casino expenses for the year ended December 31, 2002 decreased by $1.2 million, or 2.5%, as compared to the year ended December 31, 2001. The primary contributors to this decrease were declines in casino payroll expenses and reductions in state gaming taxes in conjunction with the aforementioned decreased casino revenues.

For the year ended December 31, 2002, room expenses declined $0.7 million, or 5.7%, in comparison to the year ended December 31, 2001. This decrease was attributed to decreased departmental payroll expenditures in addition to a decline in travel agent commission expenses due to the absence of a bowling tournament in 2002.

Food and beverage expenses decreased $0.2 million, or 1.0%, for the year ended December 31, 2002 as compared to the year ended December 31, 2001. A $0.7 million, or 3.0%, decline in food expenses was partially offset by a $0.4 million, or 19.6%, increase in beverage expenses. Food cost of sales, and to a lesser degree, food other operating expenses decreased both in absolute value and as a percentage of revenues. Cost cutting measures implemented throughout the year ended December 31, 2002 improved profit in the food department. The increase in beverage expenses for the year ended December 31, 2002 compared to the year ended December 31, 2001 resulted from the aforementioned increase in beverage revenues.

Other operating expenses are comprised of expenses associated with the operation of our retail outlets, arcade and events pavilion along with the entertainment department’s production costs and professional fees. Other expenses increased $1.1 million, or 18.0%, for the year ended December 31, 2002 in comparison to the prior year. This increase was primarily due to an increase in entertainment expenses of $1.3 million, principally for professional entertainer fees, associated with our enhanced concert schedule throughout 2002. Partially offsetting the entertainment expense increase was a $0.2 million overall decrease in the remaining expense categories.

For the year ended December 31, 2002, selling, general and administrative expenses were flat in comparison to the year ended December 31, 2001. Savings in marketing costs combined with decreased facility operations expenses were achieved throughout the year ended December 31, 2002. However, these savings were entirely offset by increases in liability insurance premiums and assessed property taxes of $0.6 million, or 14.6%, along with new costs of $0.8 million associated with our new supplemental executive retirement plan during the same period. Decreases in marketing costs of $0.7 million, or 10.7%, were associated with reduced professional services for advertising throughout the year ended December 31, 2002 in addition to reductions in television media and production expenses. The declines in facility operation expenses of $0.4 million, or 3.9%, was attributed to decreased departmental payroll expenditures in addition to decreases in repairs and maintenance and utility expenses.

Depreciation for the year ended December 31, 2002, decreased $0.2 million, or 2.0%, in comparison to the year ended December 31, 2001 due to many seven-year assets becoming fully depreciated in midyear 2002.

Operating Income

For the year ended December 31, 2002, operating income decreased by $3.8 million, or 11.1%, to $30.3 million in comparison to $34.1 million for the year ended December 31, 2001.

Other (Income) Expense

Other (income) expense is comprised of interest income, interest expense, income related to an insurance settlement, interest rate swap income and other expense. For the year ended December 31, 2002, interest expense increased $2.4 million compared to the prior year. This increase resulted from higher average outstanding borrowings combined with higher average interest rates resulting from our issuance in March 2002 of our $160 million principal amount of 10 1/8% mortgage notes and the related transactions described under “Liquidity and Capital Resources” which was in part offset by lower average outstanding borrowings combined with a lower average interest rate during the majority of the first quarter prior to the aforementioned transaction. Interest rate swap income of $2.3 million was recorded for the year ended December 31, 2002. Other expense of $0.1 million was recognized during the year ended December 31, 2002 due to the change in market value of the funded portion of our supplemental executive retirement plan. For the year ended December 31, 2001, a $0.2 million insurance settlement was received and $0.3 million in interest rate swap income was recognized.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

September 11, 2001

The terrorist attacks which occurred on September 11, 2001 had a pronounced impact on our operating results during the weeks immediately following the attacks. Silver Legacy’s hotel occupancy, gaming volume and customer traffic declined significantly during the post September 11 portion of our third quarter compared to the levels we experienced prior to September 11 as demonstrated by the corresponding dramatic decreases in net revenues. Our results of operations throughout 2001 were affected by a number of factors, including an economy that was already weakening before September 11 and increased competition from Native American casinos in northern California. However, we believe that the negative effect the attacks had on the economy magnified downtrends experienced throughout 2001 and continued to depress gaming volume and hotel occupancy during the remainder of 2001. This trend is evidenced by the following table which illustrates our percent decreases in net revenues for each of the listed periods in 2001 compared with the corresponding periods in 2000.

	First Quarter Decrease	Second Quarter Decrease	9/11/9-30 Decrease	Third Quarter Decrease	Fourth Quarter Decrease
Net Revenues	5.0%	6.8%	16.4%	9.3%	7.5%

In response to the effects of the terrorist attacks, we took several steps to mitigate the impact on our operations and financial position, including reducing staff to correspond with reduced business levels and decreasing discretionary spending. During the fourth quarter of 2001 the weekend business at Silver Legacy returned to near-normal levels and midweek business improved, although we did not achieve the midweek levels we experienced during the corresponding periods of the prior year. Management believes that the Reno market’s greater dependence on “drive-in” customers helped us to rebound more quickly and minimized the long-term impact on our operations.

Net Revenues

For the year ended December 31, 2001, net revenues were $164.7 million compared to $177.5 million for the year ended December 31, 2000. The primary contributors to the $12.8 million, or 7.2%, decrease were declines in casino revenues, which we believe were associated with the stock market and economic downturns.

Casino revenues decreased $11.3 million, or 10.3%, for the year ended December 31, 2001 as compared to the year ended December 31, 2000. Table games drop decreased 7.3% for the year ended December 31, 2001 compared to the year ended December 31, 2000. Due to a lower hold percentage, table games net revenue was down 9.4% for the year ended December 31, 2001, compared to the prior year. Much of the decreases in table games drop and net revenue were due to declines in both cash and credit play for the year ended December 31, 2001 in comparison to the year ended December 31, 2000.

For the year ended December 31, 2001, in comparison to the year ended December 31, 2000, slot handle decreased 8.8%. This decline in volume was in part due to the absence of the WIBC Women’s Bowling Tournament which positively impacted the first and second quarters in 2000. Slot net revenues were $66.2 million for the year ended December 31, 2001, compared to $73.8 million for the year ended December 31, 2000, resulting in a $7.7 million, or 10.4%, decrease.

For the year ended December 31, 2001, room revenues decreased $0.1 million, or 0.3%, in comparison to the year ended December 31, 2000. Included in the twelve months ended December 31, 2001, is $0.9 million related to an energy surcharge collected from guests, which was not reflected in the average daily room rate calculation. The average daily room rate rose to $66.35 for the year ended December 31, 2001 from $62.99 for the year ended December 31, 2000. However, the occupancy percentage decreased to 83.4% for the year ended December 31, 2001 from 88.9% for the year ended December 31, 2000 due to declines in room nights occupied in the leisure, casino and wholesale segments. The decrease in occupancy was offset by the increase in the average daily room rate and the energy surcharge.

Food and beverage revenues for the year ended December 31, 2001 compared to the year ended December 31, 2000 decreased $1.3 million, or 3.5%, due to declines in beverage complimentary revenue and food cash revenue for the year ended December 31, 2001, compared to the year ended December 31, 2000. For the year ended December 31, 2001, cover counts declined 11.9% in comparison to the year ended December 31, 2000, which was in conjunction with the aforementioned table games and slot volume decreases.

Other revenues are comprised of revenues generated by the retail outlets, arcade, entertainment concert series, events pavilion, ATM/cash advance commissions and other miscellaneous items. For the year ended December 31, 2001, other revenues declined $1.3 million, or 14.5%, in comparison to the year ended December 31, 2000. This decrease was mainly related to the $0.7 million, or 18.6%, decrease for the year ended December 31, 2001, in entertainment revenues resulting from fewer concerts being scheduled in 2001 compared to 2000.

For the year ended December 31, 2001, promotional allowances decreased $1.1 million, or 7.1%, as compared to the year ended December 31, 2000. As a percentage of gross revenues, promotional allowances remained constant at 8.1% for the years ended December 31, 2001 and 2000.

Operating Expenses

Operating expenses for the year ended December 31, 2001, were $130.6 million compared to $140.2 million for the year ended December 31, 2000, resulting in a $9.7 million, or 6.9%, decrease from prior year. This decrease was primarily due to reductions in casino expenses, other expenses and depreciation expense.

Casino expenses decreased $2.9 million, or 6.0%, for the year ended December 31, 2001 in comparison to the year ended December 31, 2000. The majority of this decrease was associated with cost containment efforts to reduce casino payroll and operating expenses along with decreases in state gaming revenue taxes associated with decreased revenues. In addition, casino promotion expenses decreased by $0.5 million for the year ended December 31, 2001 compared to the prior year due to a reduction in the special events schedule along with decreased costs associated with our “Ultimate Party” promotion.

For the year ended December 31, 2001, room expenses declined $0.7 million, or 5.4%, in comparison to the year ended December 31, 2000. This decrease was attributed to operating efficiencies and decreases in departmental payroll expenses in addition to the decline in occupied rooms from prior year.

Food and beverage expenses decreased by $1.2 million, or 4.5%, for the year ended December 31, 2001 as compared to the year ended December 31, 2000, resulting from decreases in food cost of sales and food payroll expenses as a percent of revenues.

Other operating expenses are comprised of expenses associated with the operation of the retail outlets, arcade and events pavilion along with entertainment department’s payroll, production costs and professional fees. For the year ended December 31, 2001, other expenses decreased $1.3 million, or 18.2%, as compared to the year ended December 31, 2000. This decrease was primarily due to the $1.2 million, or 23.2%, reduction in entertainment expenses, principally professional fees for headliner entertainment, for the year ended December 31, 2001, compared to the prior year period.

Selling, general and administration expenses decreased by $0.5 million, or 1.7%, for the year ended December 31, 2001 as compared to the year ended December 31, 2000. Administration and advertising expenses for the year ended December 31, 2001, decreased $1.1 million, or 7.6%, from the same prior year period due to efforts to reduce expenses in response to decreased business levels. However, this decline was offset by a $0.9 million, or 22.7%, increase in utilities expenses and a $0.2 million, or 5.7%, increase in property taxes and insurance expenses for the year ended December 31, 2001 compared to the year ended December 31, 2000.

Depreciation for the year ended December 31, 2001, decreased $3.4 million, or 22.1%, in comparison to the year ended December 31, 2000. This decrease resulted from many five-year assets becoming fully depreciated in midyear 2000.

Operating Income

Operating income for the year ended December 31, 2001, was $34.1 million, resulting in a $3.2 million, or 8.5%, decrease compared to $37.2 million for the year ended December 31, 2000. This decrease was due to the aforementioned revenue and expense variations.

Other (Income) Expense

Other (income) expense is comprised of interest income, interest expense, income related to an insurance settlement and interest rate swap income. Other expense was $12.6 million for the year ended December 31, 2001, compared to $15.5 million for the year ended December 31, 2000. Interest expense accounts for the majority of the decrease and was $13.3 million for the year ended December 31, 2001 compared to $15.7 million for the year ended December 31, 2000. This interest expense decrease was primarily due to declines in our interest rate and a decrease in our average outstanding borrowings.

Liquidity and Capital Resources

During the year ended December 31, 2002, we generated cash flows from operating activities of $35.2 million. As of December 31, 2002, cash and cash equivalents were $14.9 million, sufficient for normal operating requirements.

Cash used in investing activities for the year ended December 31, 2002 was $4.5 million compared to $3.9 million for the year ended December 31, 2001. Cash used in investing activities in 2002 and 2001 related primarily to capital expenditures for various renovation projects and equipment purchases. Capital spending for the year ended December 31, 2002 decreased $0.3 million to $3.8 million compared to $4.2 million for the year ended December 31, 2001 mainly due to a decreased capital budget in the current year. The increase in investing activities from the prior year resulted primarily from an increase in other assets of $0.7 million due principally to a $0.8 million payment to fund our supplemental executive retirement plan established at the beginning of 2002. During the year ended December 31, 2001, we received insurance proceeds of $0.2 million in settlement of a property claim.

Cash used in financing activities was $28.0 million for the years ended December 31, 2002 and 2001. Concurrent with the issuance of the Notes on March 5, 2002, the Partnership entered into a new senior secured credit facility comprised of a $20.0 million term loan facility that amortizes over a period of five years and a $20.0 million revolving credit facility with a five-year maturity. The proceeds from the Notes, together with $26.0 million of borrowings under our new credit facility and operating cash of $0.6 million, were used to repay $150.2 million, representing all of the indebtedness outstanding under our prior credit facility, to fund $30.0 million of distributions to the Partners, ELLC and Galleon, and to pay $5.8 million in fees and expenses related to the transactions. During the year ended December 31, 2002, prior to the issuance of the Notes, the Partnership also made distributions to its partners of (i) $2.4 million (representing tax distributions attributable to the fourth quarter of 2001), (ii) $5.2 million (representing tax distributions attributable to the year 2000), and (iii) $2.1 million representing the remaining balance of a priority allocation payable to Galleon. During the year ended December 31, 2002 and subsequent to the issuance of the Notes, an additional $5.4 million (representing tax distributions attributable to the year 2002) were distributed to our partners and $0.5 million in additional fees and expenses related to the issuance of the Notes and related transactions were paid. In addition, principal payments of $11.0 million and $10.0 million, were made on the term and revolving portions of the credit facility, respectively, and $4.0 million was re-borrowed on the revolving portion of the credit facility. Prepayments on the term loan portion of the credit facility permanently reduce the amount of the term loan. As of December 31, 2002, the Partnership was in compliance with all of its covenants, including the covenants in our new credit facility and those in the indenture relating to the Notes, and, under our most restrictive covenants, we had the ability to borrow an additional $10.5 million under the revolving portion of our credit facility. See “Senior Secured Credit Facility” below.

Our executive committee has approved $4.3 million in capital expenditures for 2003, primarily related to renovation projects and purchases of gaming equipment. In 2002, we spent $3.8 million primarily related to renovation projects and purchases of gaming equipment. In future years, we expect to make capital expenditures consistent with historical expenditures and, to the extent necessary to continue to maintain an attractive property and a competitive position in our marketplace, additional amounts as approved by our executive committee. We anticipate that within the next 18 months we will undertake a room renovation project; however, at this time no decision has been made as to timing or cost of the project.

In July 2002, we renewed our general and liability insurance policies which included a change to our previous earthquake coverage. Under the new policy, the Partnership and our partner, Eldorado Resorts LLC, have combined earthquake coverage of $400 million. In the event that an earthquake causes damage only to the Partnership’s property, the Partnership is eligible to receive up to $400 million in coverage depending on the replacement cost. However, in the event that both properties are damaged, the Partnership is entitled to receive, to the extent of any replacement cost incurred, up to $208 million of the coverage amount and up to the portion of the other $192 million, if any, remaining after satisfaction of the Eldorado’s claim. In addition, our new insurance policy excludes terrorism coverage in excess of $100,000.

The Partnership’s partnership agreement, as currently in effect, provides that, subject to any contractual restrictions to which the Partnership is subject, including the indenture relating to the Notes, and prior to the occurrence of a “Liquidating Event,” the Partnership will be required to make distributions to its partners as follows:

(i)  The estimated taxable income of the Partnership allocable to each partner multiplied by the greater of the maximum marginal federal income tax rate applicable to individuals for such period (as of the date hereof, 38.6%) or the maximum marginal federal income tax rate applicable to corporations for such period (as of the date hereof, 35%); provided, however, that if the State of Nevada enacts an income tax (including any franchise tax based on income), the applicable tax rate for any tax distributions subsequent to the effective date of such income tax shall be increased by the higher of the maximum marginal individual tax rate or corporate income tax rate imposed by such tax (after reduction for the federal tax benefit for the deduction of state taxes, using the maximum marginal federal individual or corporate rate, respectively).

(ii)  Annual distributions of remaining “Net Cash From Operations” in proportion to the percentage interests of the partners.

(iii)  Distributions of “Net Cash From Operations” in amounts or at times that differ from those described in (i) and (ii) above, provided in each case that both partners agree in writing to the distribution in advance thereof.

As defined in the partnership agreement, the term “Net Cash From Operations” means the gross cash proceeds received by the Partnership, less the following amounts: (i) cash operating expenses and payments of other expenses and obligations of the Partnership, including interest and scheduled principal payments on Partnership indebtedness, including indebtedness owed to the partners, if any, (ii) all capital expenditures made by the Partnership, and (iii) such reasonable reserves as the partners deem necessary in good faith and in the best interests of the Partnership to meet its anticipated future obligations and liabilities (less any release of reserves previously established, as similarly determined).

We believe we have sufficient capital resources to meet all of our obligations. These obligations include existing cash obligations, funding of capital commitments and servicing our debt. We also believe our capital resources are sufficient to provide for permitted partner distributions. Our future sources of liquidity are anticipated to be from our operating cash flow and borrowings available under our senior secured credit facility.

Additional Capital Contributions

The Partnership’s partnership agreement provides that the partners shall not be permitted or required to contribute additional capital to the Partnership without the consent of the partners, which consent may be given or withheld in each partner’s sole and absolute discretion.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments to make future payments under certain contracts, including long-term debt obligations and operating leases, as of December 31, 2002 (in thousands):

Description	2003	2004	2005	2006	2007	Thereafter
Long-term debt	$—	$—	$2,000	$6,000	$1,000	$159,430
Operating leases	59	36	20	4	—	—

Total	$59	$36	$2,020	$6,004	$1,000	$159,430

The repayment of our long-term debt, which consists of our indebtedness under the Credit Facility and the indebtedness evidenced by the Notes, is subject to acceleration upon the occurrence of an event of default under the Credit Facility or the indenture relating to the Notes.

Senior Secured Credit Facility

On March 5, 2002, concurrently with the issuance of the Notes, we entered into a new senior secured credit facility (the “Credit Facility”) comprised of a $20.0 million term loan facility (of which $9.0 million was outstanding at December 31, 2002) and a $20.0 million revolving facility (none of which was outstanding at December 31, 2002). See “Liquidity and Capital Resources.” The Credit Facility is secured by a first priority security interest in substantially all of our existing and future assets, other than certain licenses which may not be pledged under applicable law, and a first priority pledge of and security interest in all of the partnership interests in the Partnership held by its partners. The Credit Facility ranks equal in right of payment to our existing and future senior indebtedness, including the Notes, but the security interests securing our obligations under the Credit Facility are senior to the security interests securing our obligations on the Notes.

Prepayments on the term loan portion of the Credit Facility permanently reduce the amount of the term loan and qualify as payments toward the quarterly amortization of the term loan according to the schedule set forth below:

Quarters Ending	Amount
March 31, 2003 through December 31, 2004	$1,000,000
March 31, 2005 through December 31, 2005	1,250,000
March 31, 2006 through December 31, 2006	1,500,000
March 31, 2007	1,000,000

We have made voluntary prepayments of the term facility which totaled $11.0 million at December 31, 2002. Accordingly, based on our prepayments at December 31, 2002, the outstanding balance of the term portion of the Credit Facility was reduced to $9.0 million and we will not be required to make a quarterly payment pursuant to the above-described schedule until September 30, 2005.

Interest on outstanding balances and commitment fees on unused availabilities under the Credit Facility are determined by a formula based on our leverage ratio, which is the ratio of our total debt to annualized cash flow, and in the case of interest rates, on the basis of the Eurodollar or base rate existing for each interest calculation date. As our leverage ratio declines or increases, the interest rate and commitment fees we pay decline or increase commensurately. At December 31, 2002, the effective rate of interest on the indebtedness outstanding under the Credit Facility was 4.57%. The Credit Facility contains customary events of default and covenants, including covenants that limit or restrict our ability to incur additional debt, create liens or other encumbrances, pay dividends or make other restricted payments, prepay subordinated indebtedness, make investments, loans or other guarantees, sell or otherwise dispose of a portion of our assets, or make acquisitions or merge or consolidate with another entity. In addition, the Credit Facility requires us to meet specified financial tests on an ongoing basis, including the following:

•	we are required to maintain a maximum ratio of total debt to EBITDA as follows:

Quarters Ending	Maximum Ratio
On or prior to September 30, 2002	4.50 : 1.00
December 31, 2002 through September 30, 2003	4.25 : 1.00
December 31, 2003 and thereafter	4.00 : 1.00

•	we are required to maintain a minimum ratio of EBITDA to fixed charges of 1.10 :1.00 at all times.

As of December 31, 2002, we were in compliance with all of the covenants in the Credit Facility and we had the ability to borrow an additional $10.5 million under the $20.0 million revolving portion of the Credit Facility. The entire principal amount then outstanding under the Credit Facility becomes due and payable on March 31, 2007 unless the maturity date is extended with the consent of the lenders.

Impact of Inflation

Absent changes in competitive and economic conditions or in specific prices affecting the industry, we do not expect that inflation will have a significant impact on our operations. Changes in specific prices, such as fuel and transportation prices, relative to the general rate of inflation may have a material adverse effect on the hotel and casino industry in general.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk in the form of fluctuations in interest rates and their potential impact upon our variable rate debt, which decreased from $145.0 million at December 31, 2001 to $9.0 million at December 31, 2002, due principally to the below described transactions on March 5, 2002. At December 31, 2001, the interest rate on our variable rate debt was 3.08% (LIBOR plus 1.10%) compared to 4.57% (LIBOR plus 2.75%) at December 31, 2002. We evaluate our exposure to this market risk by monitoring interest rates in the marketplace and we have, on occasion, utilized derivative financial instruments to help manage this risk. We do not utilize derivative financial instruments for trading purposes. The following discusses how our market risk exposure was managed during the years ended December 31, 2002 and 2001.

The derivative financial instruments we utilized during 2001 consisted exclusively of three interest rate swap agreements which expired during the year. These agreements were for notional amounts of $25.0 million, $25.0 million and $50.0 million, respectively. All of these interest rate swap agreements expired on October 29, 2001. Each of these swaps provided for an approximate fixed interest rate of 6.4%. The floating rate index was computed on a 3-month LIBOR payable on the 29th of each January, April, July and October. Interest differentials resulting from these agreements were recorded on an accrual basis as an adjustment to interest expense. The interest rate swaps we utilized in 2001 were matched with our variable-rate borrowings.

To manage our exposure to counterparty credit risk in interest rate swaps, we enter into agreements with highly rated institutions. Each of the institutions that was a counterparty to our interest rate swap agreements that expired in October 2001 was a member of the bank group providing our prior credit facility and the counterparty to a new interest rate swap that we entered into in June 2002 is a member of the bank group providing the Credit Facility.

The following table provides information as of December 31, 2002 about our debt obligations including debt that is sensitive to changes in interest rates and presents principal payments and related weighted-average interest rates by expected maturity dates. Weighted-average variable rates are based on implied forward rates in the yield curve. Implied forward rates should not be considered a predictor of actual future interest rates.

	Years ending December 31,
	2003	2004	2005	2006	2007	Thereafter	Total
	(in thousands)
Mortgage Notes	$—	$—	$—	$—	$—	$159,430	$159,430
Fixed interest rate	10.125%	10.125%	10.125%	10.125%	10.125%	10.125%	10.125%
Credit Facility	$—	$—	$2,000	$6,000	$1,000	$—	$9,000
Variable average interest rate	4.13%	4.87%	6.00%	6.79%	7.38%	—%	5.83%

On March 5, 2002, we issued $160 million principal amount of our 10 1/8% mortgage notes due 2012. Concurrent with the offering of the Notes, we entered into the Credit Facility, which was comprised of (i) a $20 million revolving credit facility, and (ii) a $20 million amortizing term loan which was permanently reduced by prepayments to $9.0 million at December 31, 2002. The proceeds from the Notes, together with borrowings under the Credit Facility, were used to repay $150.2 million of variable rate debt outstanding under our prior bank credit facility, to fund a special distribution totaling $30.0 million to the Partnership’s partners and to pay transaction costs associated with the Credit Facility and our issuance of the Notes. The Notes are fixed rate debt and carry a coupon interest of 10 1/8%. The rate of interest we pay under the Credit Facility is based on LIBOR plus an applicable margin that is determined by the level of a predefined financial leverage ratio. As a result of these transactions and payments of indebtedness under the Credit Facility during 2002, our variable rate debt was reduced from $145.0 million at December 31, 2001 to $9.0 million at December 31, 2002. At December 31, 2002, under our most restrictive covenants, we had the ability to borrow up to an additional $10.5 million of variable rate debt under the $20.0 million revolving portion of the Credit Facility.

On June 13, 2002 we and Bank of America N.A. entered into a new fixed-to-floating swap agreement with a $50.0 million notional amount. Pursuant to this swap agreement, which had an expiration date of March 1, 2006, we received interest at a fixed rate of 10.125% per annum and we paid interest based on a floating rate index that was computed on a 6-month LIBOR, in arrears, plus 5.31%. The amounts due under the swap agreement were payable on September 1 and March 1 of each year, beginning September 1, 2002. We were required to record changes in the fair market value of the contract on a quarterly basis in our income statement. On October 8, 2002, the Partnership terminated the swap agreement in advance of its scheduled termination date and received $2.3 million.

Item 8.    Financial Statements and Supplementary Data.

Reference is made to the reports of Deloitte & Touche LLP and Arthur Andersen LLP, dated February 25, 2003 and February 8, 2002, respectively, and the consolidated financial statements of Circus and Eldorado Joint Venture and Silver Legacy Capital Corp. appearing on pages F-1 through F-19 of this annual report, which are incorporated in this Item 8 by this reference.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrants

Overview

The current managing partner of the Partnership is Galleon, Inc. (“Galleon”). Under the terms of the partnership agreement, the managing partner is responsible for the day-today management of the business affairs of the Partnership. The managing partner has delegated a substantial portion of its duties to the general manager of Silver Legacy. Although the Partnership is a general partnership between Galleon, which is a wholly-owned subsidiary of Mandalay Resort Group, and Eldorado Limited Liability Company (“ELLC”), which is a 96%-owned subsidiary of Eldorado Resorts LLC, the Partnership employs its own separate management team to operate Silver Legacy. An executive committee of the Partnership is responsible for consulting with, reviewing, monitoring and overseeing the performance of the management of Silver Legacy, and thus, functions in a capacity similar to a corporation’s board of directors.

The Managing Partner

The Partnership’s partnership agreement (the “Partnership Agreement”) designates Galleon as the Partnership’s managing partner with responsibility and authority for the day-to-day management of the business affairs of the Partnership, including overseeing the day-to-day operations of Silver Legacy and other Partnership business, preparation of the Partnership’s budgets and implementation of the decisions made by the partners. The managing partner is also responsible for the preparation and submission of the Partnership’s annual business plan for review and approval by the Partnership’s executive committee, utilizing the special voting procedures and the procedure for resolving deadlocks described below.

The Partnership Agreement provides that the managing partner shall appoint the general manager, subject to approval of the appointment by the executive committee, utilizing the special voting procedures and the procedure for resolving deadlocks described below. Under the terms of the Partnership Agreement, the general manager may be removed by either of the Partnership’s partners upon 30 days written notice. The Partnership Agreement also provides that the managing partner shall appoint the other principal senior management of the Partnership and Silver Legacy, who shall perform such functions, duties, and responsibilities as the managing partner may assign, and shall serve at the direction and pleasure of the managing partner.

The Partnership Agreement provides that the unanimous approval of both partners is required for certain actions, including the admission of an additional partner, the purchase of additional real property, encumbrances on Silver Legacy, sales or other dispositions of all or substantially all of the assets of the Partnership, refinancing or incurrence of indebtedness involving in excess of $250,000 other than in the ordinary course of business, capital improvements involving more than $250,000 that are not included in an approved annual business plan, and any obligation, contract, agreement, or commitment with a partner or an affiliate of a partner which is not specifically permitted by the Partnership Agreement.

Replacement of the Managing Partner

If the actual net operating results of the business of the Partnership for any four consecutive quarters are less than 80% of the projected amount as set forth in the Partnership’s annual business plan, after appropriate adjustments for factors affecting similar business in the vicinity of the Silver Legacy, ELLC may require Galleon to resign from its position as managing partner.

In the event Galleon resigns as managing partner, ELLC will have the right and option to become the managing partner of the Partnership and assume all the obligations of the managing partner under the Partnership Agreement, or the partners are required to attempt to appoint a third party to manage the day-to-day business affairs of the Partnership. In such event, if the partners are unable to agree on a manager, then the Partnership shall be dissolved and liquidated in accordance with the provisions of the Partnership Agreement.

The Executive Committee

An executive committee of the Partnership is authorized to review, monitor and oversee the performance of the management of the Silver Legacy. The executive committee of the Partnership shall consist of five members, with three members appointed by the managing partner and two members appointed by the other partner. In the event that neither of the partners is the managing partner, then the executive committee shall consist of five members, with two members appointed by each partner and a fifth member appointed by a third party manager selected by the partners. Each partner may, at any time, appoint alternate members to the executive committee and the alternates will have all the powers of a regular committee member in the absence or inability of a regular committee member to serve. With the exception of the special voting procedures described below, each member of the executive committee is entitled to one vote on each matter decided by the executive committee and each action of the executive committee must be approved by a majority of all of the members of the executive committee, who may be present or voting by proxy. The current members of the executive committee are Stephen J. Greathouse, Frank R. Baldwin, and Yvette E. Landau, each of whom was appointed by Galleon, and Robert M. Jones and Gene R. Carano, each of whom was appointed by ELLC.

Subject to the requirement of unanimous approval of the partners for certain actions, the duties of the executive committee include, but are not limited to, (i) reviewing, adjusting, approving, developing, and supervising the Partnership’s annual business plan, (ii) reviewing and approving the terms of any loans made to the Partnership, (iii) approving all material purchases, sales, leases or other dispositions of Partnership property, other than in the ordinary course of business, and (iv) approving the appointment of the general manager, who is the Partnership’s chief executive officer, and the controller, who is the Partnership’s chief financial officer and accounting officer, and determining the compensation of the general manager and the controller.

The Partnership Agreement provides special voting procedures for the executive committee’s approval of the annual business plan, the appointment of the general manager and the determination of the general manager’s compensation. In voting on these matters, the members of the executive committee appointed by the managing partner shall have a total of two votes and the members of the executive committee appointed by the other partner shall have a total of two votes. The managing partner shall designate which two of the three members of the executive committee appointed by the managing partner are to exercise the two votes. If the executive committee is deadlocked in deciding any matter which is subject to the special voting procedures, then the meeting may be adjourned to another meeting date. If the executive committee remains deadlocked with respect to its approval of an annual business plan until the end of the second month of the fiscal year described in the annual business plan, then either partner may by written notice cause the approval of the annual business plan to be submitted to a nationally recognized accounting firm mutually agreeable to the partners (the “Accountant”) for resolution. The Accountant shall consider the positions of the members of the executive committee and the partners, and shall decide whether to approve the annual business plan, or to modify the annual business plan and approve it with such modifications. The decision of the Accountant on these matters shall have the same effect as the approval of the annual business plan by the executive committee. If the executive committee remains deadlocked with respect to its approval of the appointment of a general manager for a period of one month following the effective date of the resignation or removal of the previous general manager, then the executive committee shall assume the duties of the general manager until such time as the executive committee can reach a decision on the appointment and compensation of a new general manager. In exercising the duties of the general manager, the, executive committee shall act and vote in accordance with the special voting procedures described above. If the executive committee remains deadlocked on the determination of the compensation of the general manager for a period of one month following the first meeting on the proposed compensation, then either partner may by written notice cause the determination of such compensation to be submitted to the Accountant for resolution. In that event, the Accountant shall consider the positions of the executive committee, and shall adopt a compensation arrangement consistent with the position advocated by at least one member of the executive committee. The decision of the Accountant on any matter which is subject to the special voting procedures shall be final and binding on the executive committee and the partners.

Executive Officers, Members of the Executive Committee and Directors

The following table sets forth certain information concerning our executive officers, the executive officer and director of our managing partner, Galleon, the members of the Partnership’s executive committee and the members of the board of directors of Capital.

Name	Age	Positions
Gary L. Carano	50	General Manager of Silver Legacy, Chief Executive Officer of the Partnership, and President and Chief Executive Officer of Capital

Michael F. Whitemaine	48	Assistant General Manager of Silver Legacy and Vice President of Capital

Glenn T. Carano	47	Executive Director of Marketing of Silver Legacy and Secretary of the Partnership and Capital

Bruce C. Sexton	49	Director of Finance/Administration of Silver Legacy, Controller and Chief Accounting and Financial Officer of the Partnership, and Treasurer and Chief Accounting and Financial Officer of Capital

Glenn W. Schaeffer	48	President, Secretary, Treasurer and Director of Galleon

Gene R. Carano	47	Member of the Partnership’s Executive Committee and Director of Capital

Stephen J. Greathouse	52	Member of the Partnership’s Executive Committee and Director of Capital

Robert M. Jones	60	Member of the Partnership’s Executive Committee and Director of Capital

Yvette E. Landau	46	Member of the Partnership’s Executive Committee and Director of Capital

Frank R. Baldwin	65	Member of the Partnership’s Executive Committee and Director of Capital

Gary L. Carano.    Mr. Carano has served as General Manager of Silver Legacy and Chief Executive Officer of the Partnership since January 1995 and President and Chief Executive Officer of Capital since its incorporation in August 2001. He is also a member of the board of managers of the Eldorado Hotel & Casino and Treasurer of Recreational Enterprises, Inc. Previously, he served as Assistant General Manager, General Manager and Chief Operating Officer of the Eldorado Hotel & Casino from 1980 to 1994. Gary L. Carano, Glenn T. Carano and Gene R. Carano are brothers.

Michael F. Whitemaine.    Mr. Whitemaine has been the Assistant General Manager of Silver Legacy since January 1995 and Vice President of Capital since November 2001. Prior to 1995, Mr. Whitemaine worked at the Eldorado Hotel & Casino for 12 years, where he served in various positions, including Food and Beverage Director, Slot Director, and most recently, Assistant General Manager.

Glenn T. Carano.    Mr. Carano has been the Director of Marketing or Executive Director of Marketing of Silver Legacy since January 1995, Secretary of the Partnership since August 2001 and Secretary of Capital since November 2001. Prior to 1995, he served as Director of Marketing at the Eldorado Hotel & Casino for eight years. Mr. Carano has served as chairman of the board of directors of the Airport Authority of Washoe County and is presently a member of the board of the Reno-Sparks Convention & Visitors Authority. He is also presently a member of the board of managers of the Eldorado Hotel & Casino and Secretary of Recreational Enterprises, Inc. From 1977 to 1983, Mr. Carano was a quarterback for the Dallas Cowboys football team.

Bruce C. Sexton.    Mr. Sexton has been the Director of Finance/Administration of Silver Legacy since January 1995, Controller and Chief Accounting and Financial Officer of the Partnership since January 1995. He has been Treasurer of Capital since its incorporation in August 2001 and its Chief Accounting and Financial Officer since November 2001. Mr. Sexton began working at the Circus Circus Hotel and Casino in Reno in 1978 as chief accountant and, before joining Silver Legacy, held the position of Controller at that property for eight years.

Glenn W. Schaeffer.    Mr. Schaeffer has been President, Secretary, Treasurer and Director of Galleon since March 1997. He has been President, Chief Financial Officer and Treasurer of Mandalay Resort Group since June 1995 and a Director of Mandalay Resort Group since March 1996. Mr. Schaeffer was involved in an executive capacity in the management and operations of other gaming entities from 1993 until they were acquired by Mandalay Resort Group in June 1995. He also was President of Mandalay Resort Group from June 1991 until February 1993 and was that corporation’s Chief Financial Officer and a Director from 1984 until February 1993.

Gene R. Carano.    Mr. Carano has been a member of the executive committee of the Partnership since December 2000 and a director of Capital since November 2001. He is currently the Assistant General Manager of Eldorado Resorts LLC and was previously the General Manager between 2001 and 1996. In addition, he is the Vice President and a member of the board of managers of the Eldorado Hotel & Casino since 1996, the Vice President of Eldorado Resorts LLC or its predecessor since 1993, the Secretary of Eldorado Resorts LLC since June 1996, and Vice President of Recreational Enterprises, Inc. since 1983. Prior to 1993, Mr. Carano served as a Co-General Manager of the Eldorado Hotel & Casino and served as its Director of Gaming. Prior to joining Eldorado Resorts LLC, Mr. Carano held various positions at another major casino in northern Nevada, including slot floor supervisor and pit boss.

Stephen J. Greathouse.    Mr. Greathouse has been a member of the executive committee of the Partnership since September 1997 and a director of Capital since November 2001. He is also currently an officer of various operating subsidiaries of Mandalay Resort Group. Prior to joining Mandalay Resort Group in 1997, he was Chief Executive Officer of Boardwalk Casino, Inc. and from 1995 to 1996 he was Chairman and Chief Executive Officer of Alliance Gaming Corporation.

Robert M. Jones.    Mr. Jones has been a member of the executive committee of the Partnership since November 1995 and a director of Capital since November 2001. He has been the Chief Financial Officer of Eldorado Resorts LLC or its predecessor since 1989. Prior to joining Eldorado Resorts LLC in 1984, Mr. Jones spent fourteen years in public accounting, ten of which were as an audit principal with the international accounting firm of Arthur Young & Company. Mr. Jones is a former Certified Public Accountant.

Yvette E. Landau.    Ms. Landau has been a member of the executive committee of the Partnership since July 1995 and a director of Capital since November 2001. She has been a Vice President, General Counsel and Secretary of Mandalay Resort Group since June 1996. She is also a member of the management committee of Detroit Entertainment, L.L.C., in which Mandalay Resort Group owns a 53.5% interest. Prior to joining Mandalay Resort Group in 1993, she was a partner in the law firm of Snell & Wilmer in Phoenix, Arizona.

Frank R. Baldwin.    Mr. Baldwin became a member of the executive committee of the Partnership and a director of Capital in March 2003. He is currently the Vice President and General Manager of the Circus Circus Hotel and Casino in Reno. From November 1997 until joining the Circus Circus Hotel and Casino in 2003, he was employed by the Luxor Hotel and Casino in Las Vegas, Nevada, most recently as the Director of Casino Operations. Prior to assuming that position in November 1999, Mr. Baldwin was Casino Shift Manager for a period of approximately two years.

Item 11.	Executive Compensation.

The following table sets forth, for our last three fiscal years, the cash compensation paid by us, as well as certain other compensation paid or accrued for those years, to the Partnership’s executive officers and the executives of Silver Legacy. In this annual report, we sometimes refer to these individuals as our “named executive officers.”

	Annual Compensation			All Other Compensation(1)
Name and Principal Position	Year	Salary	Bonus
Gary L. Carano	2002	$400,000	$52,091	$2,846	(2)
General Manager of Silver Legacy and	2001	400,000	65,306	2,650
Chief Executive Officer of the Partnership	2000	400,000	72,900	1,287

Michael F. Whitemaine	2002	$275,000	$43,121	$96	(2)
Assistant General Manager	2001	275,000	52,245	100
of Silver Legacy	2000	275,000	58,320	1,287

Glenn T. Carano	2002	$400,000	$39,183	$2,846	(2)
Executive Director of Marketing of Silver Legacy	2001	400,000	52,245	2,650
and Secretary of the Partnership	2000	400,000	58,320	1,287

Bruce C. Sexton	2002	$175,000	$37,641	$2,222	(2)
Director of Finance/Administration of Silver Legacy and	2001	175,000	44,508	2,295
Controller and Chief Accounting and Financial Officer	2000	175,000	48,600	1,287
of the Partnership

(1)	Certain of the individuals named in this table received personal benefits that are not reflected in their salary and bonus amounts. The value of the personal benefits received by each of these individuals did not, in any of our last three fiscal years, exceed $50,000 or 10% of the individual’s total annual salary and bonus for that fiscal year.
(2)	Represents $96 in premiums paid by the Partnership for life and accidental death insurance for the benefit of these individuals and $2,750, $2,750 and $2,126 in matching contributions paid by the Partnership to the accounts of Gary L. Carano, Glenn T. Carano and Bruce C. Sexton, respectively, under the Partnership’s 401(k) savings plan.

None of the members of the Partnership’s executive committee, the executive officer or director of our managing partner, Galleon, or the members of the board of directors of Capital or its executive officers is compensated by the Partnership or Capital for his or her services in these capacities.

Pension Plan

The following tables show the estimated annual benefits payable to a “Tier I” and “Tier II” participant under the Silver Legacy Supplementary Executive Retirement Plan (the “SERP”) at normal retirement (which is age 65), based on years of service credited under the SERP and the participant’s final compensation, as determined under the SERF. Gary L. Carano is a Tier I participant in the SERP and each of our other named executive officers is a Tier II participant.

Tier I

Estimated Annual Benefits

Upon Retirement at Age 65

After Completion of the Following Years of Service(1)

(Years of Service)

Remuneration(2)	Less than 4	4 or 5	6 or 7	8 or 9	10 or 11	12 or 13	14 or more
$150,000	—	$30,000	$37,500	$45,000	$60,000	$75,000	$90,000
200,000	—	40,000	50,000	60,000	80,000	100,000	120,000
250,000	—	50,000	62,500	75,000	100,000	125,000	150,000
300,000	—	60,000	75,000	90,000	120,000	150,000	180,000
350,000	—	70,000	87,500	105,000	140,000	175,000	210,000
400,000	—	80,000	100,000	120,000	160,000	200,000	240,000
450,000	—	90,000	112,500	135,000	180,000	225,000	270,000
500,000	—	100,000	125,000	150,000	200,000	250,000	300,000
550,000	—	110,000	137,500	165,000	220,000	275,000	330,000
600,000	—	120,000	150,000	180,000	240,000	300,000	360,000

Tier II

Estimated Annual Benefits

Upon Retirement at Age 65

After Completion of the Following Years of Service(1)

(Years of Service)

Remuneration(2)	Less than 4	4 or 5	6 or 7	8 or 9	10 or 11	12 or 13	14 or more
$150,000	—	$22,500	$30,000	$37,500	$45,000	$52,500	$60,000
200,000	—	30,000	40,000	50,000	60,000	70,000	80,000
250,000	—	37,500	50,000	62,500	75,000	87,500	100,000
300,000	—	45,000	60,000	75,000	90,000	105,000	120,000
350,000	—	52,500	70,000	87,500	105,000	122,500	140,000
400,000	—	60,000	80,000	100,000	120,000	140,000	160,000
450,000	—	67,500	90,000	112,500	135,000	157,500	180,000
500,000	—	75,000	100,000	125,000	150,000	175,000	200,000
550,000	—	82,500	110,000	137,500	165,000	192,500	220,000
660,000	—	90,000	120,000	150,000	180,000	210,000	240,000

(1)	The amounts set forth in each table are computed as an annual benefit payable in the form of a straight-life annuity, commencing following the participant’s attainment of age 65, the normal retirement age under the SERP. The benefits listed in the tables are not subject to any deduction for Social Security or other offset amounts. The terms of the SERP permit a participant to retire as early as age 55, in which event he or she will be entitled to receive the annual retirement benefit determined as of the actual retirement date, subject to reduction of the benefit (if the date of retirement is before age 60) at the rate of 5% per annum for the period between the retirement date and the participant’s 60th birthday.
(2)	The amount of a participant’s remuneration for purposes of determining benefits under the tables is his highest annual compensation during any of the last five full calendar years the participant is employed (or such smaller number of full calendar years if the participant has not worked for five years at the time of terminating his or her employment) or the 12-month period ending on the participant’s termination of employment with the Partnership or Silver Legacy. Annual compensation for this purpose is the participant’s base salary plus his bonus. The SERP limits the amount of bonus that may be taken into account for this purpose to 150% of base salary. A participant is credited with a year of service under the SERP for each period of 12 full months of employment with the Partnership or Silver Legacy, but service credit for periods prior to enrollment in the plan is limited to ten years.

For purposes of determining their respective benefits pursuant to the SERP, each of our named executive officers will have 14 or more credited years of service if he continues to be employed by the Partnership until age 65, the normal retirement age under the SERP. Each of our named executive officers had 8 credited years of service under the SERP as of December 31, 2002.

Compensation Committee Interlocks and Insider Participation

The compensation of the Partnership’s executive officers and Silver Legacy’s executives is determined by the Partnership’s executive committee. The only individuals who served on the Partnership’s executive committee during the year ended December 31, 2002 were Gene R. Carano, Stephen J. Greathouse, Robert M. Jones and Yvette E. Landau, each of whom is currently an executive committee member, and Thomas D. Robinson, who no longer serves on the executive committee. None of the individuals who served on the executive committee during 2002 has ever been an officer or employee of the Partnership or any subsidiary of the Partnership.

During the year ended December 31, 2002, Gary L. Carano, the Partnership’s Chief Executive Officer, served on the Board of Managers of Eldorado Resorts LLC, and Gene R. Carano, Vice President and Secretary of Eldorado Resorts LLC, served on the Partnership’s executive committee.

Three-Property Payments.    Registered hotel guests at Silver Legacy, as well as registered hotel guests at the Circus Circus Hotel and Casino and the Eldorado Hotel & Casino, have the ability to charge to their hotel rooms the costs incurred at the restaurants and shops located within the entire three-property complex. Any of these charges that are incurred by a paying guest are paid by the guest when he or she checks out and each hotel, including Silver Legacy, remits to the other two properties the respective amounts collected for charges incurred at the other properties. In the case of registered guests who are provided room, food, beverage and other services on a complimentary basis, the property where the guest is registered pays to each of the other two properties the respective amounts of any charges to the guest’s room for services provided by the other properties. The following table sets forth for the year ended December 31, 2002, the respective amounts paid for such complimentary charges by Silver Legacy to the Circus and Eldorado properties and the respective amounts received by Silver Legacy from the Circus and Eldorado properties.

Payor	Payee	Amount
Silver Legacy	Circus Circus	$—
Silver Legacy	Eldorado	27,251
Circus Circus	Silver Legacy	2,054
Eldorado	Silver Legacy	2,734

The Eldorado Hotel & Casino is owned by Eldorado Resorts LLC, which is 63.0% owned directly or indirectly by members of the Carano family, including Gary L. Carano, the Partnership’s Chief Executive Officer, Glenn T. Carano, Secretary of the Partnership, and Gene R. Carano, a member of the Partnership’s executive committee.

Yvette E. Landau has, since June 1996, been an executive officer of Mandalay Resort Group which owns and operates the Circus Circus Hotel and Casino though a wholly owned subsidiary. Gene R. Carano is currently assistant general manager of the Eldorado Hotel & Casino and was their general manager from 1996 through 2001. In addition, he is a vice president and a member of the board of managers of the Eldorado Hotel & Casino since July 1996 and, since July 1996, he and Robert M. Jones have been executive officers of Eldorado Resorts LLC, which owns 96% of ELLC.

Eldorado Limited Liability Company and Galleon, Inc.    The Agreement of Joint Venture of Circus and Eldorado Joint Venture dated as of March 1, 1994 (the “Original Partnership Agreement”), pursuant to which the Partnership was formed, provided for certain distributions of the Partnership’s “Net Cash from Operations” (as defined) to the partners, ELLC and Galleon, to the extent there are funds available for that purpose.

Subject to any contractual restrictions to which the Partnership is subject, including the indenture relating to the Notes, and prior to the occurrence of a “Liquidating Event,” the Partnership is required by the Original Partnership Agreement, as the same was amended concurrent with the issuance of the Notes and subsequently amended in April 2002 (the “Partnership Agreement”) to make distributions to its partners as follows:

(a)  The estimated taxable income of the Partnership allocable to each partner multiplied by the greater of the maximum marginal federal income tax rate applicable to individuals for such period (as of the date hereof, 38.6%) or the maximum marginal federal income tax rate applicable to corporations for such period (as of the date hereof, 35%); provided, however, that if the State of Nevada enacts an income tax (including any franchise tax based on income), the applicable tax rate for any tax distributions subsequent to the effective date of such income tax shall be increased by the higher of the maximum marginal individual tax rate or corporate income tax rate imposed by such tax (after reduction for the federal tax benefit for the deduction of state taxes, using the maximum marginal federal individual or corporate rate, respectively).

(b)  Annual distributions of remaining “Net Cash From Operations” in proportion to the percentage interests of the partners.

(c)  Distributions of “Net Cash From Operations” in amounts or at times that differ from those described in (a) and (b) above, provided in each case that both partners agree in writing to the distribution in advance thereof.

As defined in the Partnership Agreement, the term “Net Cash From Operations” means the gross cash proceeds received by the Partnership, less the following amounts: (i) cash operating expenses and payments of other expenses and obligations of the Partnership, including interest and scheduled principal payments on Partnership indebtedness, including indebtedness owed to the partners, if any, (ii) all capital expenditures made by the Partnership, and (iii) such reasonable reserves as the partners deem necessary in good faith and in the best interests of the Partnership to meet anticipated future obligations and liabilities of the Partnership (less any release of reserves previously established, as similarly determined). As defined in the Partnership Agreement, the term “Liquidating Event” means the first to occur of any of (i) January 1, 2053, (ii) the sale of all or substantially all of the Partnership property, (iii) the unanimous vote of the partners to dissolve, wind up, and liquidate the Partnership, (iv) the happening of any other event that makes it unlawful or impossible to carry on the business of the Partnership, (v) the occurrence of an Event of Bankruptcy (as defined the Partnership Agreement) of a partner, or (vi) the partners are unable to agree upon a replacement managing partner as provided in the Partnership Agreement.

The distributions made to the Partnership’s partners during the year ended December 31, 2002 were as follows:

Partner	Amount(1)
ELLC	$16,502,000
Galleon	$28,605,000

(1)	Includes (i) a distribution in January 2002, representing a fourth quarter 2001 tax distribution to ELLC and Galleon of $1.2 million each, (ii) a distribution in February 2002 representing fiscal year 2000 tax distributions to ELLC and Galleon of $2.6 million each, (iii) a distribution in February 2002 representing a $2.1 million priority allocation payment to Galleon pursuant to the Original Partnership Agreement, (iv) a special distribution in March 2002 to ELLC and Galleon of $10.0 million and $20.0 million, respectively, and (v) distributions in 2002, representing 2002 tax distributions to ELLC and Galleon of $2.7 million each.

ELLC is 96% owned by Eldorado Resorts LLC, which is 63.0% owned directly or indirectly by members of the Carano family, including Gary L. Carano, the Partnership’s Chief Executive Officer, Glenn T. Carano, Secretary of the Partnership and Gene R. Carano, a member of the Partnership’s executive committee.

Recreational Enterprises, Inc.    From time to time, Silver Legacy has utilized a King Air aircraft owned by Recreational Enterprises, Inc. (“REI”) for the purpose of providing air service to select customers. During the year ended December 31, 2002, the Partnership paid REI $34,250 for such services. We believe the terms on which we have utilized this service are at least as favorable as those that would be available from an unrelated third party. Although there is no agreement obligating the Partnership to utilize the plane or entitling it to do so, it is anticipated that the Partnership will continue to utilize this service from time to time in the future on terms mutually acceptable to the parties. REI, which owns 55% of Eldorado Resorts LLC, is owned by various members of the Carano family, including Gary L. Carano, Silver Legacy’s General Manager, Glenn T. Carano, Silver Legacy’s Executive Director of Marketing, and Gene R. Carano, a member of the Partnership’s Executive Committee, each of whom owns an approximately 10.1% beneficial interest in REI, and Donald L. Carano, the father of Gary, Glenn and Gene Carano, who owns an approximately 49.5% interest in REI.

Sierra Adventure Equipment Leasing, Inc.    From time to time, Silver Legacy’s marketing and sales departments have utilized a yacht owned by Sierra Adventure Equipment Leasing, Inc. (“Sierra Leasing”) for various promotional events. The payments made by the Partnership to Sierra Leasing for the use of the yacht during the year ended December 31, 2002 were based on a flat rate per trip of $2,500 ($1,250 if the trip was shared with our partner, ELLC) and totaled $23,750. Although there is no agreement obligating the Partnership to utilize the yacht or entitling it to do so, it is anticipated that the Partnership will continue to utilize this service from time to time in the future on terms mutually acceptable to the parties. Sierra Leasing is owned by Donald L. Carano, the father of Gary L. Carano, Silver Legacy’s General Manager, Glenn T. Carano, Silver Legacy’s Executive Director of Marketing, and Gene R. Carano, a member of the Partnership’s executive committee.

Eldorado Resorts LLC.    Eldorado Resorts LLC owns the skywalk that connects Silver Legacy with the Eldorado Hotel & Casino. The charges from the service provider for the utilities associated with this skywalk are billed to the Partnership together with the charges for the utilities associated with Silver Legacy. Such charges are paid to the service provider by the Partnership, and the Partnership is reimbursed by Eldorado Resorts LLC for the portion of the charges allocable to the utilities provide to the skywalk. Until October 1998, these payments were made in lieu of rent for the portion of the skywalk on which part of Silver Legacy’s coffee shop was situated. The coffee shop was redesigned and, in October 1998, the portion of the facility situated within the skywalk was eliminated. In February 2002, the Partnership billed Eldorado Resorts LLC $67,864 for each of 1999, 2000 and 2001 for utilities provided to the skywalk. Because the skywalk was not separately metered until late 2001, the amount billed for the three-year period and paid by Eldorado Resorts LLC to the Partnership, represented a monthly charge equal to the average monthly cost actually incurred for the skywalk’s utilities during the last four months of 2001 when the skywalk was separately metered. The charges for the utilities provided to the skywalk during the year ended December 31, 2002, all of which were separately metered, totaled $63,754.

Since 1998, the Partnership has purchased from Eldorado Resorts LLC homemade pasta and other food products for use in the restaurants at Silver Legacy and it is anticipated that the Partnership will continue to make similar purchases in the future. For purchases of these products during the year ended December 31, 2002, which are billed to the Partnership at cost plus associated labor, the Partnership paid Eldorado Resorts LLC $53,659. ELLC, which owns 50% of the Partnership, is 96% owned by Eldorado Resorts LLC.

Mandalay Resort Group.    As a condition to the lenders’ execution of the Partnership’s prior credit facility, Mandalay Resort Group entered into a make-well agreement pursuant to which it was, from 1995 until March 5, 2002, obligated to make additional contributions to Silver Legacy, to the extent required to maintain a minimum coverage ratio. No contribution was required by Mandalay Resort Group pursuant to the make-well agreement. As compensation for the make-well agreement, Mandalay Resort Group was entitled to receive from the Partnership for the period the make-well agreement was in effect a fee equal to 1 1/2 % of the balance from time to time outstanding under the credit facility. The amount of this fee paid by the Partnership to Mandalay Resort Group for the period from January 1, 2002 through March 5, 2002 was $563,000. On March 5, 2002, Mandalay Resort Group’s obligations pursuant to the make-well agreement, and its right to receive additional payments of the aforementioned fee, terminated. Galleon, which owns 50% of the Partnership, is a wholly owned subsidiary of Mandalay Resort Group.

Silver Legacy utilizes 235 spaces in the parking garage at the Circus Circus Hotel and Casino to provide parking for employees of Silver Legacy. In consideration for its use of the spaces, the Partnership pays the Circus Circus Hotel and Casino rent in the amount of $5,000 per month. We believe the terms on which we have utilized this service are at least as favorable as those that would have been available from an unrelated third party. Although there is no agreement obligating the Partnership to continue utilizing the spaces or entitling it to do so, it is anticipated that the Partnership will continue this arrangement for the foreseeable future. The Circus Circus Hotel and Casino is owned by a wholly owned subsidiary of Mandalay Resort Group.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Capital

All of the issued and outstanding capital stock of Capital is owned by the Partnership.

The Partnership

The Partnership is a joint venture in the form of a general partnership in which Galleon, Inc., a wholly owned subsidiary of Mandalay Resort Group and the Partnership’s managing partner, and Eldorado Limited Liability Company, a 96% owned subsidiary of Eldorado Resorts LLC, each owns a 50% equity interest.

The following table sets forth certain information with respect to the beneficial ownership of partnership interests in the Partnership by (i) each person known by the Partnership to be a beneficial owner of a greater than 5% interest in the Partnership, (ii) each partner in the Partnership, (iii) each member of the executive committee of the Partnership, (iv) each director of Capital, (v) each executive officer of the Partnership and Capital, (vi) Glenn W. Schaeffer, the sole officer and director of Galleon, (vii) all executive committee members and executive officers of the Partnership, as a group, and (viii) all directors and executive officers of Capital, as a group. Except as otherwise indicated in the footnotes to the table below, Galleon, Inc. and Eldorado Limited Liability Company each has sole voting and dispositive power with respect to its interest in the Partnership. Except as otherwise indicated, the address of each person listed in the table below is c/o Circus and Eldorado Joint Venture, 407 North Virginia Street, Reno, Nevada 89501.

Percentage of Partnership Interest in Circus and Eldorado Joint Venture
Galleon, Inc.(1)	50%
Eldorado Limited Liability Company(2)	50%
Mandalay Resort Group(1)	50%
Eldorado Resorts LLC(2)	50%
Recreational Enterprises, Inc.(2)	50%
Donald L. Carano(2)	50%
Gary L. Carano	—
Michael F. Whitemaine	—
Glenn T. Carano	—
Bruce C. Sexton	—
Gene R. Carano	—
Stephen J. Greathouse	—
Robert M. Jones	—
Yvette E. Landau	—
Frank R. Baldwin	—
Glenn W. Schaeffer(3)	50%
All executive officers and executive committee members of the Partnership, as a group	—
All executive officers and directors of Capital, as a group	—

(1)	Galleon, Inc. is a wholly owned subsidiary of Mandalay Resort Group. Under Rule 13d-3 of the Securities Exchange Act of 1934, Mandalay Resort Group may be deemed to be an indirect beneficial owner of the interest in the Partnership owned by Galleon, Inc. by virtue of its ownership of Galleon, Inc. The address of Galleon, Inc. and Mandalay Resort Group is 3950 Las Vegas Boulevard South, Las Vegas, Nevada 89119.
(2)	Eldorado Limited Liability Company is a 96% owned subsidiary of Eldorado Resorts LLC. Under Rule 13d-3 of the Securities Exchange Act of 1934, Eldorado Resorts LLC, and, in turn, Recreational Enterprises, Inc., the 55% owner of Eldorado Resorts LLC, and Donald L. Carano, who owns 49.5% of Recreational Enterprises, Inc. and 3% of Eldorado Resorts LLC, may each be deemed to be an indirect beneficial owner of the interest in the Partnership owned by Eldorado Limited Liability Company by virtue of their direct and indirect controlling interests in Eldorado Limited Liability Company. The address of Eldorado Limited Liability Company, Eldorado Resorts LLC and Donald L. Carano is P.O. Box 3399, Reno, Nevada 89505. The address of Recreational Enterprises, Inc. is P.O. Box 2540, Reno, Nevada 89505.
(3)	Under Rule 13d-3 of the Securities and Exchange Act of 1934, Glenn W. Schaeffer may be deemed to be an indirect beneficial owner of the interest in the Partnership owned by Galleon, Inc. by virtue of his position as the sole officer and director of Galleon, Inc. The address of Glenn W. Schaeffer is 3950 Las Vegas Boulevard South, Las Vegas, Nevada 89119.

Transfer of Partnership Interests

Except as expressly permitted by the Partnership Agreement, neither partner may transfer all or any portion of its interest in the Partnership or any rights therein without the unanimous consent of both partners. The Partnership Agreement provides that a partner may transfer or convey all or any portion of its interest in the Partnership to an affiliate of such partner (subject to certain limitations), members of the partner’s family (which includes the partner’s spouse, natural or adoptive lineal descendants, and trusts for their benefit), another partner, a personal representative of the partner or any person or entity approved by the unanimous consent of the partners.

Unless otherwise agreed by Galleon, Donald L. Carano or a member of his immediate family acceptable to Galleon, which acceptance may not be unreasonably withheld, or an affiliate controlled by Donald L. Carano or a member of his immediate family acceptable to Galleon, which acceptance may not be unreasonably withheld, is required to be the manager of and control ELLC (or, if applicable, any entity that is a permitted transferee and to which ELLC has transferred its interest in the Partnership). Unless otherwise agreed by ELLC, which may not be unreasonably withheld, Galleon (or, if applicable, any entity that is a permitted transferee and to which Galleon has transferred its interest in the Partnership) is required to be controlled by Mandalay Resort Group. In the event the limitation in this paragraph with respect to either partner is breached, the other partner will have the right (but not be required) to exercise the buy-sell provisions described below.

Limitation on Partners’ Actions

The Partnership Agreement includes each partner’s covenant and agreement not to (i) take any action to require partition or to compel any sale with respect to its Partnership interest, (ii) take any action to file a certificate of dissolution or its equivalent with respect to itself, (iii) take any action that would cause a bankruptcy of such partner, (iv) withdraw or attempt to withdraw from the Partnership, (v) exercise any power under the Nevada Uniform Partnership Act to dissolve the Partnership, (vi) transfer all or any portion of its interest in the Partnership (other than as permitted hereunder), (vii) petition for judicial dissolution of the Partnership, or (viii) demand a return of such partner’s contributions or profits (or a bond or other security for the return of such contributions or profits) without the unanimous consent of the partners. The Partnership Agreement also provides that if a partner attempts to (A) cause a partition or (B) withdraw from the Partnership or dissolve the Partnership, or otherwise take any action in breach of its aforementioned agreements, the Partnership shall continue and (1) the breaching partner shall immediately cease to have the authority to act as a partner, (2) the other partner shall have the right (but shall not be obligated unless it was so obligated prior to such breach) to manage the affairs of the Partnership, (3) the breaching partner shall be liable in damages, without requirement of a prior accounting, to the Partnership for all costs and liabilities that the Partnership or any partner may incur as a result of such breach, (4) distributions to the breaching partner shall be reduced to 75% of the distributions otherwise payable to the breaching partner and (5) the breaching partner shall continue to be liable to the Partnership for any obligations of the Partnership pursuant to the Partnership Agreement, and to be jointly and severally liable with the other partners for any debts and liabilities (whether actual or contingent, known or unknown) of the Partnership existing at the time the breaching partner withdraws or dissolves.

Buy-Sell Provision

At any time on or after July 1, 2005 either partner (provided such partner is not in default of any of the provisions of the Partnership Agreement) may make an offer to purchase (“Offer”) the interest of the other partner, which will constitute an irrevocable offer by the partner giving the Offer either to (i) purchase all, but not less than all, of the interest in the Partnership of the other partner free of liens and encumbrances for the amount specified in the Offer (the “Sales Price”), or (ii) sell all, but not less than all, of its interest in the Partnership free of liens and encumbrances to the other partner for the amount specified in the Offer (the “Purchase Price”). The partner receiving an Offer will have a period of two months to accept the Offer to sell at the Sales Price or, in the alternative, to require that the offering partner sell its interest to the other partner at the Purchase Price. The closing of the transaction for the sale or purchase of the Partnership interest shall occur not later than six months after the notice of election or at such other time as may be required by the Nevada Gaming Authorities. Subject to any agreements to which the Partnership is a party, the partner purchasing the Partnership interest (the “Purchasing Partner”) shall be entitled to encumber the Partnership property in order to finance the purchase, provided that the other partner (the “Selling Partner”) will have no liability, contingent or otherwise, under such financing. The purchasing partner may assign all or part of its right to purchase the Partnership interest of the Selling Partner to an affiliate of the purchasing partner, provided that no such assignment relieves the Purchasing Partner of its obligations in the event of a default by the affiliate.

Dissolution, Winding Up and Liquidation

The Partnership Agreement provides that the Partnership shall dissolve and commence winding up and liquidating upon the first to occur of any of (i) January 1, 2053, (ii) the sale of all or substantially all of the Partnership property, (iii) the unanimous vote of the partners to dissolve, wind up, and liquidate the Partnership, (iv) the happening of any other event that makes it unlawful or impossible to carry on the business of the Partnership, (v) the occurrence of an Event of Bankruptcy (as defined the Partnership Agreement) of a partner, or (vi) the partners are unable to agree upon a replacement managing partner as provided in the Partnership Agreement (each, a “Liquidating Event”).

The Partnership Agreement also includes the partners’ agreement that the Partnership shall not dissolve prior to the occurrence of a Liquidating Event, notwithstanding any provision of the Nevada Uniform Partnership Act to the contrary. If it is determined by a court of competent jurisdiction that the Partnership has dissolved prior to the occurrence of a Liquidating Event, the partners have agreed to continue the business of the Partnership without a winding up or liquidation.

Upon the occurrence of a Liquidating Event, the Partnership will continue solely for the purpose of winding up its affairs in an orderly manner, liquidating its assets, and satisfying the claims of its creditors and partners. The managing partner will be responsible for overseeing the winding up and liquidation of the Partnership, taking full account of the Partnership’s liabilities and assets, causing the assets to be liquidated as promptly as is consistent with obtaining the fair market value thereof, and causing the proceeds therefrom, to the extent sufficient therefor, to be applied and distributed (i) first, to the payment and discharge of all of the Partnership’s debts and liabilities to creditors other than partners, (ii) second, to the payment and discharge of all of the Partnership’s debts and liabilities to partners, and (iii) the balance, if any, to the partners in the amount of their respective capital accounts, after giving effect to all contributions, distributions, and allocations for all periods or portions thereof.

Equity Compensation Plans

The following tables set forth certain information relating to equity compensation plans as of December 31, 2002 for the Partnership and Capital, respectively.

Equity Compensation Plan Information—The Partnership

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(a)	Weighted-average exercise price of outstanding options, warrants and rights(b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(c)
Equity compensation plans approved by security holders	None	—	None
Equity compensation plans not approved by security holders	None	—	None
Total	None	—	None

Equity Compensation Plan Information—Capital

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(a)	Weighted-average exercise price of outstanding options, warrants and rights(b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(c)
Equity compensation plans approved by security holders	None	—	None
Equity compensation plans not approved by security holders	None	—	None
Total	None	—	None

Item 13.    Certain Relationships and Related Transactions.

For information concerning certain transactions, including transactions with entities of which a member of the Partnership’s executive committee is an executive officer or owns a beneficial interest in excess of 10%, see the discussion under the heading “Compensation Committee Interlocks and Inside Participation” in Item 11 of this annual report, which is incorporated herein by reference.

Item 14.    Controls and Procedures.

Disclosure Controls and Procedures

Within the 90 days prior to the date of this annual report, we carried out an evaluation, under the supervision and with the participation of our management, including the Partnership’s and Capital’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of the Partnership and Capital concluded that our disclosure controls and procedures are effective in timely making known to them by others within the Partnership and Capital material information relating to the Partnership and Capital that is required to be included in our Exchange Act filings.

Internal Controls and Procedures

There were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies or material weaknesses.

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)(1)  Consolidated Financial Statements:

Incorporated by reference in Item 8 of this annual report and included on pages F-1 through F-19 hereof are the following consolidated financial statements of Circus and Eldorado Joint Venture and Silver Legacy Capital Corp. and the reports thereon of independent public accountants:

Independent Auditors’ Report, Deloitte & Touche LLP

Report of Independent Public Accountants, Arthur Andersen LLP

Consolidated Balance Sheets at December 31, 2002 and December 31, 2001

Consolidated Statements of Income for the Years Ended December 31, 2002, 2001 and 2000

Consolidated Statements of Partners’ Equity for the Years Ended December 31, 2002, 2001 and 2000

Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000

Notes to Consolidated Financial Statements

(a)(2)  Supplemental Financial Statement Schedules:

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Years ended December 31,
	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions	Balance at end of year
2002 Allowance for doubtful accounts	$1,304	$835	$509	$1,630
2001 Allowance for doubtful accounts	1,077	864	637	1,304
2000 Allowance for doubtful accounts	$961	$596	$480	$1,077

(a)(3)  The following exhibits are filed as part of this annual report or incorporated herein by reference:

Exhibit Number	Description
3.1	Articles of Incorporation of Silver Legacy Capital Corp. (Incorporated by reference to Exhibit 3.1 to the Registrants’ Form S-4 Registration Statement—Commission File Nos. 333-87202 and 333-87202(01))

3.2	Bylaws of Silver Legacy Capital Corp. (Incorporated by reference to Exhibit 3.2 to the Registrants’ Form S-4 Registration Statement—Commission File Nos. 333-87202 and 333-87202(01))

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

Exhibit Number		Description
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

10.1	*	Silver Legacy Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10.1 to the Registrants’ Form S-4 Registration Statement—Commission File Nos. 333-87202 and 333-87202(01))

10.2

Letter Agreement, dated June 13, 2002, between Circus and Eldorado Joint Venture and Bank of America N.A. (Incorporated by reference to Exhibit 10.2 to the Registrants’ Form S-4 Registration Statement—Commission File Nos. 333-87202 and 333-87202(01))

21		Subsidiaries of Registrants (Incorporated by reference to Exhibit 21 to the Registrants’ Form S-4 Registration Statement—Commission File Nos. 333-87202 and 333-87202(01))

99.1		Certification of Gary L. Carano pursuant to 18 U.S.C. Section 1350

99.2		Certification of Bruce C. Sexton pursuant to 18 U.S.C. Section 1350

*	Constitutes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

CIRCUS AND ELDORADO JOINT VENTURE

Dated: March 28, 2003	By:	/s/ GARY L. CARANO
Gary L. Carano, Chief Executive Officer

SILVER LEGACY CAPITAL CORP.

Dated: March 28, 2003	By:	/s/ GARY L. CARANO
Gary L. Carano, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ GARY L. CARANO Gary L. Carano	Chief Executive Officer of Circus and Eldorado Joint Venture and President and Chief Executive Officer of Silver Legacy Capital Corp. (Principal Executive Officer of each Registrant)	March 28, 2003

/s/ BRUCE C. SEXTON Bruce C. Sexton

Controller and Chief Accounting and Financial Officer of Circus and Eldorado Joint Venture and Treasurer and Chief Accounting and Financial Officer of Silver Legacy Capital Corp. (Principal Accounting Officer and Principal Financial Officer of each Registrant)

March 28, 2003

/s/ GENE R. CARANO Gene R. Carano	Member of the Executive Committee of Circus and Eldorado Joint Venture and Director of Silver Legacy Capital Corp.	March 28, 2003

/s/ STEPHEN J. GREATHOUSE Stephen J. Greathouse	Member of the Executive Committee of Circus and Eldorado Joint Venture and Director of Silver Legacy Capital Corp.	March 28, 2003

/s/ ROBERT M. JONES Robert M. Jones	Member of the Executive Committee of Circus and Eldorado Joint Venture and Director of Silver Legacy Capital Corp.	March 28, 2003

Signature	Title(s)	Date

/s/ YVETTE E. LANDAU Yvette E. Landau	Member of the Executive Committee of Circus and Eldorado Joint Venture and Director of Silver Legacy Capital Corp.	March 28, 2003

/s/ FRANK R. BALDWIN Frank R. Baldwin	Member of the Executive Committee of Circus and Eldorado Joint Venture and Director of Silver Legacy Capital Corp.	March 28, 2003

CERTIFICATIONS

I, Gary L. Carano, Chief Executive Officer of Circus and Eldorado Joint Venture and Silver Legacy Capital Corp., certify that:

1.    I have reviewed this annual report on Form 10-K of Circus and Eldorado Joint Venture and Silver Legacy Capital Corp. (collectively, the “registrant”):

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

By:	/s/ GARY L. CARANO
Gary L. Carano Chief Executive Officer

I, Bruce C. Sexton, Chief Financial Officer of Circus and Eldorado Joint Venture, certify that:

1.    I have reviewed this annual report on Form 10-K of Circus and Eldorado Joint Venture and Silver Legacy Capital Corp. (collectively, the “registrant”);

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

By:	/s/ BRUCE C. SEXTON
Bruce C. Sexton Chief Financial Officer

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THIS ACT.

Other than copies of its annual reports filed with the Securities and Exchange Commission on Form 10-K, the Partnership and Capital do not provide annual reports to their security holders, and no proxy soliciting material has been sent, or is currently anticipated to be sent, to securities holders.

INDEX TO EXHIBITS

FORM 10-K

Fiscal Year Ended

December 31, 2002

Exhibit Number	Description
3.1	Articles of Incorporation of Silver Legacy Capital Corp. (Incorporated by reference to Exhibit 3.1 to the Registrants’ Form S-4 Registration Statement—Commission File Nos. 333-87202 and 333-87202(01))

3.2	Bylaws of Silver Legacy Capital Corp. (Incorporated by reference to Exhibit 3.2 to the Registrants’ Form S-4 Registration Statement—Commission File Nos. 333-87202 and 333-87202(01))

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

Exhibit Number	Description
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

10.1*	Silver Legacy Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10.1 to the Registrants’ Form S-4 Registration Statement—Commission File Nos. 333-87202 and 333-87202(01))

10.2

Letter Agreement, dated June 13, 2002, between Circus and Eldorado Joint Venture and Bank of America N.A. (Incorporated by reference to Exhibit 10.2 to the Registrants’ Form S-4 Registration Statement—Commission File Nos. 333-87202 and 333-87202(01))

21	Subsidiaries of Registrants (Incorporated by reference to Exhibit 21 to the Registrants’ Form S-4 Registration Statement—Commission File Nos. 333-87202 and 333-87202(01))

99.1	Certification of Gary L. Carano pursuant to 18 U.S.C. Section 1350

99.2	Certification of Bruce C. Sexton pursuant to 18 U.S.C. Section 1350

*	Constitutes a management contract or compensatory plan or arrangement.

INDEPENDENT AUDITORS’ REPORT

To the Partners of

Circus and Eldorado Joint Venture

(doing business as Silver Legacy Resort Casino) :

We have audited the accompanying consolidated balance sheet of Circus and Eldorado Joint Venture (doing business as SILVER LEGACY RESORT CASINO) and subsidiary (the ”Joint Venture”) as of December 31, 2002, and the related consolidated statements of income, partners’ equity and cash flows for the year then ended. Our audit also included the consolidated financial statement schedule for the year ended December 31, 2002 included in Item 15(a)(2). These financial statements and financial statement schedule are the responsiblity of the Joint Venture’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. The consolidated financial statements of the Joint Venture as of December 31, 2001 and for the years ended December 31, 2001 and 2000 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated February 8, 2002.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Circus and Eldorado Joint Venture (doing business as SILVER LEGACY RESORT CASINO) and subsidiary as of December 31, 2002, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Reno, Nevada

February 25, 2003

This is a copy of the report previously issued by Arthur Andersen LLP. The report has not been reissued by Arthur Andersen LLP nor has Arthur Andersen LLP provided a consent to the inclusion of its report in this annual report on Form 10-K.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of

Circus and Eldorado Joint Venture

(doing business as Silver Legacy Resort Casino) :

We have audited the accompanying consolidated balance sheets of Circus and Eldorado Joint Venture (doing business as SILVER LEGACY RESORT CASINO) and subsidiary (the ”Joint Venture”) as of December 31, 2001 and 2000, and the related consolidated statements of income, partners’ equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsiblity of the Joint Venture’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Circus and Eldorado Joint Venture (doing business as SILVER LEGACY RESORT CASINO) and subsidiary as of December 31, 2001 and 2000, and the results of operations and their cash flows for the each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

As explained in Note 1 to the financial statements, effective January 1, 2001, the Joint Venture changed its method of accounting for interest rate swaps to comply with Statement of Financial Accounting Standards No. 133.

ARTHUR ANDERSEN LLP

Las Vegas, NV

February 8, 2002

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

CONSOLIDATED BALANCE SHEETS

As of December 31, 2002 and 2001

(In thousands)

	2002	2001
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$14,913	$12,256
Accounts receivable, net	3,573	4,300
Inventories	1,823	1,877
Prepaid expenses and other	3,318	3,186

Total current assets	23,627	21,619
PROPERTY AND EQUIPMENT, NET	272,940	280,975
OTHER ASSETS, NET	7,969	575

Total Assets	$304,536	$303,169

LIABILITIES AND PARTNERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$—	$10,000
Accounts payable	3,412	3,797
Accrued interest	5,422	130
Accrued and other liabilities	8,351	8,650
Accrued guarantee fees to related party	—	185

Total current liabilities	17,185	22,762
LONG-TERM DEBT, LESS CURRENT PORTION	168,430	135,000
OTHER LONG-TERM LIABILITIES	1,855	—

Total liabilities	187,470	157,762

COMMITMENTS AND CONTINGENCIES (Note 10)
PARTNERS’ EQUITY	117,066	145,407

Total Liabilities and Partners’ Equity	$304,536	$303,169

The accompanying notes are an integral part of these consolidated financial statements.

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended December 31, 2002, 2001 and 2000

(In thousands)

	2002	2001	2000
OPERATING REVENUES:
Casino	$93,981	$98,374	$109,641
Rooms	35,747	37,835	37,936
Food and beverage	35,780	35,558	36,832
Other	8,816	7,508	8,786

	174,324	179,275	193,195
Less: promotional allowances	(14,892)	(14,598)	(15,706)

Net operating revenues	159,432	164,677	177,489

OPERATING EXPENSES:
Casino	44,685	45,820	48,723
Rooms	11,487	12,166	12,867
Food and beverage	24,795	25,019	26,188
Other	6,993	5,927	7,248
Selling, general and administrative	29,264	29,207	29,719
Depreciation	11,837	12,082	15,500
Write-off of debt issuance costs	—	370	—
Loss on sale of assets	63	4	1

Total operating expenses	129,124	130,595	140,246

OPERATING INCOME	30,308	34,082	37,243

OTHER (INCOME) EXPENSE:
Insurance settlement proceeds	—	(225)	—
Interest income	(27)	(112)	(248)
Interest expense, net	15,699	13,299	15,721
Loss on early redemption of debt	134	—	—
Interest rate swap income	(2,327)	(327)	—
Other expense	63	—	—

Total other (income) expense	13,542	12,635	15,473

Income before cumulative effect of change in accounting principle	16,766	21,447	21,770
Cumulative effect of change in accounting principle	—	(327)	—

NET INCOME	$16,766	$21,120	$21,770

The accompanying notes are an integral part of these consolidated financial statements.

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY

For the Years Ended December 31, 2002, 2001 and 2000

(In thousands)

	Galleon, Inc.	Eldorado Resorts, LLC	Total
BALANCE, December 31, 1999	$82,925	$53,722	$136,647
Net income	9,835	11,935	21,770
Partners’ distributions	(25,000)	—	(25,000)

Balance, December 31, 2000	67,760	65,657	133,417
Net income	10,560	10,560	21,120
Partners’ distributions	(4,565)	(4,565)	(9,130)

Balance, December 31, 2001	73,755	71,652	145,407
Net Income	8,383	8,383	16,766
Partners’ distributions	(28,605)	(16,502)	(45,107)

BALANCE, December 31, 2002	$53,533	$63,533	$117,066

The accompanying notes are an integral part of these consolidated financial statements.

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2002, 2001 and 2000

(In thousands)

	2002	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$16,766	$21,120	$21,770

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,428	12,485	15,903
Write-off of debt issuance costs	—	370	—
Loss on sale of assets	63	4	1
Loss on early redemption of debt	134	—	—
Insurance settlement proceeds	—	(225)	—
Increase in accrued pension cost	750	—	—
Changes in current assets and current liabilities:
Decrease (increase) in accounts receivable, net	727	487	(995)
Decrease (increase) in inventories	54	(154)	264
(Increase) decrease in prepaid expenses	(164)	1,126	(796)
(Decrease) increase in accounts payable	(385)	(788)	94
(Decrease) in accrued guarantee fees to related party	(185)	(24)	(13)
Increase (decrease) in accrued interest	5,292	(1,259)	255
(Decrease) increase in accrued and other liabilities	(299)	(94)	1,027

Total adjustments	18,415	11,928	15,740

Net cash provided by operating activities	35,181	33,048	37,510

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets	4	6	32
(Increase) decrease in other assets	(651)	32	(98)
Insurance settlement proceeds	—	225	—
Purchase of property and equipment	(3,837)	(4,180)	(4,158)

Net cash used in investing activities	(4,484)	(3,917)	(4,224)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank credit facility	36,700	3,000	25,000
Proceeds from issuance of mortgage notes	159,378	—	—
Distributions to partners	(45,107)	(9,130)	(25,000)
Debt issuance costs	(6,311)	(370)	—
Payments on bank credit facility	(172,700)	(21,500)	(35,500)

Net cash used in financing activities	(28,040)	(28,000)	(35,500)

Net increase (decrease) in cash and cash equivalents	2,657	1,131	(2,214)
Cash and cash equivalents at beginning of year	12,256	11,125	13,339

Cash and cash equivalents at end of year	$14,913	$12,256	$11,125

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during period for interest	$9,933	$14,179	$15,075

The accompanying notes are an integral part of these consolidated financial statements.

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Summary of Significant Accounting Policies and Basis of Presentation

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

The consolidated financial statements include the accounts of the Joint Venture and its wholly owned subsidiary, Silver Legacy Capital Corp. (“Capital”). Capital was established solely for the purpose of serving as a co-issuer of $160 million principal amount of 10 1/8% mortgage notes due 2012 issued by the Joint Venture and Capital and, as such, Capital does not have any operations, assets, or revenues. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Recently Issued Accounting Pronouncements

As of January 1, 2001, the Joint Venture changed its method of accounting for interest rate swaps to comply with Statement of Financial Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities,” and accordingly, changes to the fair value of the interest rate swaps are recognized in earnings. On January 1, 2001, the Joint Venture recorded a liability of $327,000 for the fair value of its interest rate swaps at that date with a corresponding cumulative effect adjustment in its statement of income. The interest rate swaps expired on October 29, 2001; accordingly, the Joint Venture recognized $327,000 as interest rate swap income for the year ended December 31, 2001. See Note 7 for information regarding the Joint Venture’s swap agreement entered into in 2002.

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

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement requires one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired and broadens the presentation of discontinued operations to include additional disposal transactions. This statement is effective for fiscal years and interim periods beginning after December 15, 2001. The Joint Venture therefore adopted SFAS 144 in January 2002. The Joint Venture periodically evaluates its long-lived assets for impairment. Adoption of SFAS 144 did not have a material impact on the Joint Venture’s financial condition or results of operations.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements 4, 44, and 64, Amendment of FASB Statement 13, and Technical Corrections.” SFAS 145 rescinds SFAS 4, “Reporting Gains and Losses from Extinguishment of Debt.” Under SFAS 4, all gains and losses from extinguishment of debt were required to be aggregated, if material, and classified as an extraordinary item, net of related income tax effect, on the statement of income. SFAS 145 requires all gains and losses from extinguishment of debt to be classified as extraordinary only if they meet the criteria of Accounting Principles Board (“APB”) Opinion 30. This statement is effective for the Joint Venture’s 2003 fiscal year and early adoption is permitted. In May 2002, the Joint Venture adopted this statement and classified its fiscal 2002 loss from early retirement of debt of $134,000 as a component of other (income) expense.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. A fundamental conclusion reached by the FASB in SFAS No. 146 is that an entity’s commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. This statement also establishes that fair value is the objective for initial measurement of the liability. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Joint Venture does not expect the adoption of this statement to have a material impact on its consolidated financial statements.

Cash and Cash Equivalents

Cash and cash equivalents include investments purchased with an original maturity of 90 days or less.

Inventories

Inventories are stated at the lower of cost, using a first-in, first-out basis, or market value.

Property and Equipment

Property and equipment and other long-lived assets are stated at cost. Depreciation is computed using the straight-line method over the estimated useful life of the asset as follows:

Estimated Service Life
(Years)
Building and other leasehold improvements	15-45
Furniture, fixtures, and equipment	3-15

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Costs of major improvements are capitalized, while costs of normal repairs and maintenance are charged to expense as incurred. Gains or losses on dispositions of property and equipment are included in the determination of operating income.

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In accordance with SFAS No. 144, an estimate of undiscounted future cash flows produced by the asset is compared to the carrying value to determine whether an impairment exists. If it is determined that the asset is impaired based on expected future cash flows, a loss, measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset, would be recognized.

Capitalization of Interest

The Joint Venture’s policy is to capitalize interest on funds disbursed during the active construction and development phases of its facilities and other major projects. There was no interest capitalized in 2002, 2001 or 2000.

Casino Revenues and Promotional Allowances

In accordance with industry practice, the Joint Venture recognizes as casino revenue the net win from gaming activities, which is the difference between gaming wins and losses. The retail value of food, beverage, rooms and other services furnished to customers on a complimentary basis is included in gross revenues and then deducted as promotional allowances. The retail value of complimentaries included in promotional allowances is as follows (in thousands):

	Years ended December 31,
	2002	2001	2000
Food and beverage	$4,126	$4,054	$4,018
Rooms	9,593	9,753	10,591
Other	1,173	791	1,097

	$14,892	$14,598	$15,706

The estimated costs of providing such complimentary services are included in casino costs and expenses and consist of the following (in thousands):

	Years ended December 31,
	2002	2001	2000
Food and beverage	$6,393	$6,589	$6,889
Rooms	1,267	1,263	1,285
Other	1,128	867	1,230

	$8,788	$8,719	$9,404

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Advertising

Advertising costs are expensed in the period the advertising initially takes place. Advertising costs included in selling, general and administrative expenses were $5,532,000, $6,191,000 and $6,748,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

Federal Income Taxes

The Joint Venture is not subject to income taxes; therefore, no provision for income taxes has been made, as the Partners include their respective share of the Joint Venture income in their income tax returns. The Joint Venture Agreement provides for the Joint Venture to make distributions to the Partners in an amount equal to the maximum marginal federal income tax rate applicable to any Partner multiplied by the income of the Joint Venture for the applicable period (see Note 11).

The reported amounts of the Joint Venture’s assets and liabilities exceeded the net tax basis by $42,836,000 and $44,151,000 at December 31, 2002 and 2001, respectively.

Fair Value of Financial Instruments

Management is of the opinion that the fair value of all of its financial instruments are not materially different from their carrying values. The approximate fair value of the Joint Venture’s 10 1/8% mortgage notes, based on quoted market prices, was approximately $157,600,000 at December 31, 2002. The fair value is not necessarily indicative of the amount the Joint Venture could realize in a current market exchange.

Reclassifications

Certain reclassifications have been made to the prior year financial statements to conform to current year presentation, and have no effect on net income.

Note 2.    Certain Risks and Uncertainties

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

The United Auburn Indian Community (“UAIC”) has entered into a development and management agreement with an established gaming operator, Station Casinos, Inc., to develop and manage a gaming and entertainment facility on a 49-acre site approximately 21 miles northeast of Sacramento. On September 17, 2002, the United States Department of Interior accepted the 49-acre site into trust for the UAIC, and Station Casinos, Inc. announced an approximately $215 million, 200,000 square foot gaming and entertainment facility which is anticipated to open in June or July 2003. Based on its size and proximity, we believe the opening of this new facility will impact our operations. While we cannot predict the extent of the potential impact, it could be significant.

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3.    Accounts Receivable

Components of accounts receivable, net at December 31, 2002 and 2001 are as follows (in thousands):

	2002	2001
Casino receivables	$3,545	$3,654
Hotel receivables	1,498	1,783
Other receivables	160	167

	5,203	5,604
Less: allowance for doubtful accounts	(1,630)	(1,304)

Accounts receivable, net	$3,573	$4,300

The provision for bad debt expense for the years ended December 31, 2002, 2001 and 2000, was $835,000, $864,000 and $596,000, respectively.

Included in Other receivables are $64,000 and $95,000 due from Eldorado Hotel & Casino and $68,000 and $59,000 due from Circus Circus Hotel and Casino-Reno as of December 31, 2002 and 2001, respectively.

Note 4.    Property and Equipment

Property and equipment at December 31, 2002 and 2001 consisted of the following (in thousands):

	2002	2001
Land and Improvements	$28,405	$28,405
Building and other leasehold improvements	271,506	271,517
Furniture, fixtures, and equipment	85,802	84,260
Construction in progress	1,001	38

	386,714	384,220
Less: Accumulated depreciation	(113,774)	(103,245)

Property and equipment, net	$272,940	$280,975

Substantially all property and equipment of the Joint Venture collateralize the Bank Credit Facility (see Note 7).

Note 5.    Other Assets

Other assets, net at December 31, 2002 and 2001 consisted of the following (in thousands):

	2002	2001
China, glassware, silverware and linens	$298	$289
Debt issuance costs, net	5,772	202
Intangible asset related to SERP (see Note 9)	1,105	—
Cash surrender value of life insurance policies	732	—
Other	62	84

	$7,969	$575

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The initial inventory of china, glassware, silverware and linens is being amortized to 50% of cost with the balance kept as base stock. Subsequent purchases of china, glassware, silverware and linens are expensed as used.

The Joint Venture incurred costs in connection with its issuance of mortgage notes and in connection with its bank credit facilities. Debt issuance costs are capitalized when incurred and amortized to interest expense based on the related debt maturities using the straight-line method, which approximates the effective interest method. The unamortized balance of $202,000 at December 31, 2001 was related to our previous bank credit facility, of which $134,000 was remaining and written-off upon repayment in full on March 5, 2002 in conjunction with our mortgage notes offering. At December 31, 2002, the unamortized balance related to our new bank credit facility was $229,000 and will be amortized over the remaining term of the facility through March 31, 2007. Costs incurred during the year ended December 31, 2001 in connection with our notes offering in the amount of $370,000 were written off due to the postponement of the offering for greater than 90 days. Included in other assets at December 31, 2002 was $5,543,000 in costs related to the completed offering of mortgage notes (see Note 7). The amortization of debt issuance costs included in interest expense was $606,000, $403,000 and $403,000 for the years ended December 31, 2002, 2001 and 2000.

The Joint Venture accounts for the SERP according to Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions” (“SFAS 87”) (see Note 9). Since the accumulated benefit obligation, which is the present value of benefits to be paid based on services provided and existing compensation levels, exceeds the fair value of plan assets, SFAS 87 requires the recognition of a liability (including unfunded accrued pension cost) that is at least equal to the unfunded accumulated benefit obligation. An intangible asset of $1,105,000 at December 31, 2002 has been established for the difference between such liability and the unfunded accrued pension cost.

Note 6.    Accrued and Other Liabilities

Accrued and other liabilities at December 31, 2002 and 2001 consisted of the following (in thousands):

	2002	2001
Accrued payroll and related	$2,588	$1,825
Accrued vacation	1,388	1,512
Unclaimed chips and tokens	874	936
Progressive slot liability	1,047	1,101
Other	2,454	3,276

	$8,351	$8,650

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7.    Long-Term Debt

Long-term debt at December 31, 2002 and 2001 consisted of the following (in thousands):

	2002	2001
Amounts due under bank credit facilities at floating interest rates, weighted average of 4.57% and 3.08%, respectively, due March 2007	$9,000	$145,000
10 1/8% Mortgage Notes due 2012 (net of unamortized discount of $570)	159,430	—

	168,430	145,000
Less current portion	—	(10,000)

	$168,430	$135,000

Scheduled maturities of long-term debt are as follows at December 31, 2002 (in thousands):

2003	$—
2004	—
2005	2,000
2006	6,000
2007	1,000
Thereafter	159,430

$168,430

On March 5, 2002, the Joint Venture and Capital (the “Issuers”) completed an offering of senior secured mortgage notes (“Notes”) with a principal amount of $160,000,000 due 2012. Concurrent with issuing the Notes, the Joint Venture entered into a new senior secured credit facility (the “New Credit Facility”) for $40,000,000. The proceeds from the Notes, together with $26,000,000 in borrowings under the New Credit Facility, were used to repay $150,200,000 representing all of the indebtedness outstanding under the prior bank credit facility (the “Bank Credit Facility”) and to fund $30,000,000 of distributions to the Partners. In addition, the remaining proceeds along with operating cash flows were used to pay $6,300,000 in related fees and expenses of the transactions. These fees were capitalized and are included in other assets (see Note 5).

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

The New Credit Facility provides for a $20,000,000 senior secured revolving credit facility and a $20,000,000 five-year term loan facility, each of which bears interest at floating rates based on LIBOR plus a spread. The commitment under the term loan facility reduces as follows: $1,000,000 per quarter beginning

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2003 through December 31, 2004; $1,250,000 per quarter beginning March 31, 2005 through December 31, 2005; $1,500,000 per quarter beginning March 31, 2006 through December 31, 2006, with the remaining balances due March 31, 2007. During the year ended December 31, 2002, the Joint Venture paid $11,000,000 on its term loan facility which constituted a permanent reduction of that amount in the term loan facility. As of December 31, 2002, under its most restrictive covenants, the Joint Venture had the ability to borrow an additional $10,500,000 of the $20,000,000 available under its revolving credit facility.

The Notes and New Credit Facility contain various restrictive covenants including the maintenance of certain financial ratios and limitations on additional debt, disposition of property, mergers and similar transactions. As of December 31, 2002, the Joint Venture was in compliance with all of its covenants.

On June 13, 2002, the Joint Venture entered into a fixed-to-floating swap agreement with a $50 million notional amount. Pursuant to this swap agreement, which had an expiration date of March 1, 2006, the Joint Venture received interest at a fixed rate of 10.125% per annum and paid interest based on a floating rate index that was computed on a 6-month LIBOR, in arrears, plus 5.31%. The amounts due under the swap agreement were payable on September 1 and March 1 of each year, beginning September 1, 2002. The difference between the amount received and amount paid under such agreement was recorded as a reduction of, or addition to interest expense as incurred over the life of the swap (a reduction of $288,000 for the year ended December 31, 2002). The interest rate swap did not meet the criteria for hedge accounting established by SFAS 133. Accordingly, prior to its termination date, the fair market value of the swap was recorded as an asset or liability in accordance with SFAS 133. On October 8, 2002, the Joint Venture terminated the swap agreement in advance of its scheduled termination date and received $2,327,000 which was recorded as interest rate swap income.

Note 8.    Related Parties

Each of our Partners operates a casino attached and adjacent to Silver Legacy. Our Partners may be deemed to be in a conflict of interest position with respect to decisions they make relating to the Joint Venture, the Eldorado Hotel & Casino and Circus Circus Hotel & Casino-Reno.

As a condition to the Bank Credit Facility, Mandalay Resort Group (“MRG”) guaranteed completion of the Silver Legacy and, in addition, entered into a make-well agreement whereby it was obligated to make additional contributions to the Joint Venture as necessary to maintain a minimum coverage ratio (as defined). As compensation for the make-well agreement, MRG received a guarantee fee of 1½% of the outstanding balance of the Bank Credit Facility. The Joint Venture made payments totaling $563,000, $2,311,000 and $2,523,000 on its guarantee fee commitment for the years ended December 31, 2002, 2001 and 2000, respectively. On March 5, 2002, MRG’s obligations pursuant to the make-well agreement, and its right to receive the guarantee fee, terminated. All unpaid guarantee fees were paid in full in March 2002.

Silver Legacy has utilized a King Air aircraft owned by Recreational Enterprises, Inc. (“REI”) for the purpose of providing air service to select customers. During the years ended December 31, 2002, 2001 and 2000, the Joint Venture paid REI $34,000, $31,000 and $17,000, respectively, for such services. Although there is no agreement obligating the Joint Venture to utilize the plane or entitling it to do so, it is anticipated that the Joint Venture will continue to utilize this service from time to time in the future on terms mutually acceptable to the parties. REI, which owns 55% of ELLC, is owned by various members of the Carano family, including Gary L. Carano, Silver Legacy’s General Manager, Glenn T. Carano, Silver Legacy’s Executive Director of Marketing, and Gene R. Carano, a member of the Joint Venture’s Executive Committee, each of whom owns an approximately 10.1% beneficial interest in REI, and Donald L. Carano, the father of Gary, Glenn and Gene Carano, who owns an approximately 49.5% interest in REI.

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Silver Legacy’s marketing and sales departments have utilized a yacht owned by Sierra Adventure Equipment Leasing, Inc. (“Sierra Leasing”) at a flat rate per trip of $2,500 ($1,250 if the trip was shared with our Partner, ELLC) for various promotional events. The payments made by the Joint Venture to Sierra Leasing for the use of the yacht totaled $24,000, $21,000 and $31,000 during 2002, 2001 and 2000, respectively. Although there is no agreement obligating the Joint Venture to utilize the yacht or entitling it to do so, it is anticipated that the Joint Venture will continue to utilize this service from time to time in the future on terms mutually acceptable to the parties. Sierra Leasing is owned by Donald L. Carano, the father of Gary L. Carano, Silver Legacy’s General Manager, Glenn T. Carano, Silver Legacy’s Executive Director of Marketing, and Gene R. Carano, a member of the Joint Venture’s executive committee.

In 1998, the Joint Venture began purchasing advertising materials from Lexicon Design, Inc., a corporation which is wholly-owned by the wife of Silver Legacy’s Executive Director of Marketing. Payments made by the Joint Venture to Lexicon Design, Inc. were $0, $428,000 and $364,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

In April 2001, the Joint Venture began utilizing 235 spaces in the parking garage at Circus Circus Hotel and Casino-Reno. The spaces are utilized to provide parking for employees of Silver Legacy. In consideration for its use of the spaces, the Joint Venture pays Circus Circus Hotel and Casino-Reno rent in the amount of $5,000 per month. Although there is no agreement obligating the Joint Venture to continue utilizing the spaces or entitling it to do so, it is anticipated that the Joint Venture will continue this agreement for the foreseeable future.

Note 9.    Employee Retirement Plans

The Joint Venture instituted a defined contribution 401(k) plan in September 1995 which covers all employees who meet certain age and length of service requirements and allows an employer contribution up to 25 percent of the first six percent of each participating employee’s compensation. Plan participants can elect to defer before tax compensation through payroll deductions. Those deferrals are regulated under Section 401(k) of the Internal Revenue Code. The Joint Venture’s matching contributions were $286,000, $318,000 and $320,000, respectively, for the years ended December 31, 2002, 2001 and 2000.

Effective January 1, 2002, the Joint Venture adopted a Supplemental Executive Retirement Plan (“SERP”) for a select group of highly compensated management employees. The SERP provides for a lifetime benefit at age 65, based on a formula which takes into account a participant’s highest annual compensation, years of service, and executive level. The SERP also provides an early retirement benefit at age 55 with at least four years of service, a disability provision, and a lump sum death benefit. The obligation is being funded through life insurance contracts on the participants and related cash surrender value.

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following information summarizes activity in the SERP for the year ended December 31, 2002 (in thousands):

Changes in Projected Benefit Obligation
Projected benefit obligation at beginning of year	$2,037
Service cost	376
Interest cost	148
Actuarial losses	3

Projected benefit obligation at end of year	$2,564

Fair Value of Plan Assets (1)	$—

Reconciliation of Funded Status
Funded status	$(2,564)
Unrecognized actuarial loss	3
Unrecognized prior service cost	1811

Accrued net periodic pension cost	$(750)

Amounts Recognized in the Consolidated Balance Sheet
Accrued net periodic pension cost	$(750)
Additional minimum liability	(1,105)
Intangible asset	1,105
Accumulated other comprehensive loss	—

Net liability reflected in consolidated balance sheet	$(750)

Components of Net Periodic Pension Cost
Current period service cost	$376
Interest cost	148
Amortization of prior service cost	226
Recognized net actuarial loss	—

Net expense	$750

Weighted Average Assumptions
Discount rate	6.7%
Rate of compensation increase	3.5%

(1)	While the SERP is an unfunded plan, the Joint Venture is informally funding the plan through life insurance contracts on the participants. The life insurance contracts had cash surrender values totaling $732,000 at December 31, 2002. The life insurance contracts had a face value of $10,950,000 at December 31, 2002.

Note	10. Commitments and Contingencies

Letters of Credit

The New Bank Credit Facility does not allow for the issuance of letters of credit beyond the revolving portion of our Bank Credit Facility of which none was outstanding as of December 31, 2002. The prior Bank Credit Facility allowed for the issuance of letters of credit of up to $5,000,000. As of December 31, 2001, the Joint Venture had not drawn against these letters of credit.

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Operating Leases

The Joint Venture leases (land) and equipment under operating leases. Future mimimum payments (expiring from 2003 and thereafter) under noncancellable operating leases with initial terms of one year or more consisted of the following at December 31, 2002:

2003	$58,900
2004	36,300
2005	20,300
2006	4,300
2007	—

$119,800

Total rental expense under operating leases was $402,000, $548,000 and $482,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

Litigation

The Joint Venture is party to various litigation arising in the normal course of business. Management is of the opinion that the ultimate resolution of these matters will not have a material effect on the financial position or the results of operations of the Joint Venture.

Note 11.    Joint Venture Agreement

Under the Joint Venture’s original partnership agreement, as long as ELLC had the right to select the General Manager of the Silver Legacy, Galleon was entitled annually on a non-cumulative basis, commencing with the eight-month period ending December 31, 1997 and for each subsequent 12-month period, to a priority allocation of the Joint Venture’s operating income (the “Priority Allocation”) in an amount equal to approximately 11.54% of the average of the “Adjusted Initial Investment” (as defined) for the period. If, after deducting equal shares of interest expense, a Partner’s share of the priority allocation is less than zero, additional operating income is allocated to that Partner to bring their allocation to zero. For purposes of determining the amount of the Priority Allocation for any period, the term “Adjusted Initial Investment” means $290,000,000 (the “Initial Investment”) as adjusted at the end of the year by subtracting (i) the depreciation on the Initial Investment taken in such year in accordance with the depreciation schedule agreed to by the Partners and (ii) the principal payments which would have been made in repayment of the original bank financing utilized for the development, construction and completion of the Silver Legacy.

As a result of the Priority Allocation, each of the Partners received 50% of the operating income through April 30, 1997 and Galleon received 100% of operating income for the remaining eight months ending December 31, 1997 and for the twelve months ending December 31, 1998. The total allocations to the two Partners for the years ended December 31, 2001 and 2000, were $10,560,000, and $11,935,000 to ELLC and $10,560,000, and $9,835,000 to Galleon respectively. The allocation to ELLC for the year ended December 31, 2000 included $1,050,000 to adjust for an excess allocation in the same amount to Galleon for the year ended December 31, 1999.

Concurrent with the issuance of the Notes on March 5, 2002, the Joint Venture’s original partnership agreement was amended and restated in its entirety and was further amended in April 2002 (the “New

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Partnership Agreement”). The New Partnership Agreement provides for, among other items, profits and losses to be allocated to the Partners in proportion to their percentage interests, separate capital accounts to be maintained for each Partner, provisions for management of the Joint Venture and payment of distributions and bankruptcy and/or dissolution of the Joint Venture. The April 2002 amendments were principally (i) to provide equal voting rights for ELLC and Galleon with respect to approval of the partnership’s annual business plan and the appointment and compensation of the general manager, and (ii) to give each Partner the right to terminate the general manager.

Total distributions for the year ended December 31, 2002 were $16,502,000 and $28,605,000 to ELLC and Galleon, respectively. The 2002 distributions included: (i) a distribution to ELLC and Galleon of $1,200,000 each representing a fourth quarter 2001 tax distribution, (ii) a distribution of $2,600,000 each to ELLC and Galleon representing fiscal year 2000 tax distributions, (iii) a $2,103,000 distribution representing the remaining Priority Allocation payment to MRG pursuant to the Joint Venture’s original partnership agreement, (iv) a special distribution concurrent with the Notes Offering to ELLC and Galleon of $10,000,000 and $20,000,000, respectively, and (v) a distribution of $2,702,000 each to ELLC and Galleon representing fiscal year 2002 tax distributions.