Form 10-K
period 2005-12-31
CIRCUS & ELDORADO JOINT VENTURE; SILVER LEGACY CAPITAL CORP
filed 2006-03-30
CIK 1171079, 1171078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Registrants’ telephone number, including area code:

800-687-7733

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrants are well-known seasoned issuers, as defined in Rule 405 of the Securities Act.  Yes  ☐    No  ☒

Indicate by check mark if the registrants are not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐    No  ☒

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrants are large accelerated filers, accelerated filers, or a non-accelerated filers. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

(Check one): Large accelerated filers ☐	Accelerated filers ☐	Non-accelerated filers ☒

Indicate by check mark whether either of the registrants is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Circus and Eldorado Joint Venture  Yes  ☐    No  ☒

Silver Legacy Capital Corp.  Yes  ☒    No  ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates. None.

The number of shares of Silver Legacy Capital Corp.’s common stock outstanding at March 30, 2006 was 2,500. All of these shares are owned by Circus and Eldorado Joint Venture.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1.    Business.

Overview

Circus and Eldorado Joint Venture, a Nevada general partnership which is a joint venture between Eldorado Limited Liability Company and Galleon, Inc., owns and operates the Silver Legacy Resort Casino, a nineteenth century silver mining themed hotel-casino and entertainment complex in Reno, Nevada. Eldorado Limited Liability Company is a 96% owned subsidiary of Eldorado Resorts LLC, which owns the Eldorado Hotel & Casino, one of the two hotel casinos connected to Silver Legacy, and Galleon, Inc., the managing partner of Circus and Eldorado Joint Venture, is a wholly owned subsidiary of MGM MIRAGE, which owns Circus Circus Hotel and Casino, the other hotel casino which is connected to Silver Legacy.

On April 25, 2005, a wholly owned subsidiary of MGM MIRAGE was merged with and into Mandalay Resort Group, a Nevada corporation (“Mandalay”), which owns all of the issued and outstanding common stock of Galleon, Inc. As a result of the merger, Mandalay became a wholly owned subsidiary of MGM MIRAGE.

The terms “we,” “our” and “us,” as used in this annual report, refer to Circus and Eldorado Joint Venture and Silver Legacy Capital Corp. as a combined entity, except where it is clear that the terms mean only Circus and Eldorado Joint Venture or Silver Legacy Capital Corp. When we use the term “Partnership” it refers only to Circus and Eldorado Joint Venture, and when we use the term “Capital” it refers only to Silver Legacy Capital Corp. Capital was established solely for the purpose of serving as a co-issuer of $160 million principal amount 10 1/8% mortgage notes due 2012 issued by the Partnership and Capital and, as such, Capital does not have any operations, assets, or revenues. The term “Silver Legacy” refers to the Silver Legacy Resort Casino. References to the Circus Circus Hotel and Casino refer to the hotel-casino by that name located in Reno, Nevada. When we use the term “Reno market” we are referring to the Reno and Sparks areas as delineated by the Nevada Gaming Control Board.

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

Silver Legacy opened in July 1995, with a capital investment of over $360 million, and is strategically located on two city blocks in downtown Reno directly off Interstate 80, the principal highway connecting Reno with San Francisco, Sacramento and other cities in northern California. The casino and entertainment areas at Silver Legacy are seamlessly connected to the Eldorado Hotel & Casino and the Circus Circus Hotel and Casino by approximately 200-foot wide skyway corridors. Together the three properties comprise the heart of Reno’s gaming area and room base.

Silver Legacy has approximately 87,300 square feet of gaming space situated on two levels. At December 31, 2005, Silver Legacy featured 1,707 slot machines and 68 table games, including blackjack, craps, roulette, Pai Gow Poker, Let It Ride®, Baccarat and Pai Gow, in addition to keno and a race and sportsbook. “Club Legacy,” Silver Legacy’s players club, offers customers exciting special events and tournaments and convenient ways of earning complimentaries.

Silver Legacy’s hotel, the tallest building in northern Nevada, is a “Y”-shaped structure with three wings, consisting of 37-, 34- and 31-floor tiers. An enclosed, climate controlled skywalk over North Sierra Street links the hotel to the main casino, restaurants and additional public areas on the mezzanine level. The hotel currently offers 1,710 guest rooms, including 141 player spa suites, eight penthouse suites, and seven hospitality suites.

Silver Legacy’s dining options are offered in six venues:

•	Sterling’s Seafood Steakhouse, which has a seating capacity of approximately 170, offering the finest in steaks and seafood along with an extensive wine list, tableside desserts and an extravagant Sunday Brunch;

•	the Victorian Buffet, which has a seating capacity of approximately 500;

•	Fairchild’s Oyster Bar, which has a seating capacity of approximately 55, offering a comfortable drink and specialized seafood dining;

•	Sweetwater Cafe, which has a seating capacity of approximately 330, offering an extensive menu that includes American classics and Chinese cuisine 24-hours a day;

•	Fresh Express Food Court, which has a seating capacity of approximately 110, offering a range of options including a deli and grill, authentic Asian cuisine and American classics; and

•	Sips Coffee House, situated in the hotel lobby, offering gourmet coffee and teas.

Silver Legacy is downtown Reno’s leading convention destination, currently offering approximately 50,000 square feet of in-house exhibit and convention space. Our convention and meeting space includes an approximately 20,000 square-foot divisible ballroom and approximately 30,000 square feet of space for additional breakout rooms, all located within the casino complex. We believe the additional hotel capacity and meeting space available at the adjoining Eldorado and Circus properties enhance our ability to attract conventions larger than those that can be serviced by the Silver Legacy alone. See “Adjoining Properties” below.

In addition to our in-house exhibit and convention space, we have since 1999 utilized an additional 40,000 square feet of space in the City Center Pavilion, which is located across North Virginia Street from Silver Legacy on a special events plaza which is owned by our affiliates. The City Center Pavilion is currently operated by us under a two-year use permit which expires in September 2007. However, under current plans, the existing structure is scheduled to be removed in July 2006 to allow for the construction of a new ballroom facility on the plaza site. The new facility will offer approximately 30,000 square feet of convention meeting space. In addition, it will complement the existing Reno Events Center and provide an elegant venue for large dinner functions. The construction period is estimated to be approximately one year. We do not anticipate the loss of the City Center Pavilion during the construction period to have a material impact on our operations, based on our ability to utilize the Reno Events Center located across the street from the City Center Pavilion.

Silver Legacy’s amenities also include retail shops, exercise and spa facilities, a beauty salon, a video arcade, and an outdoor swimming pool and sundeck. Silver Legacy’s 10-story parking facility is capable of accommodating approximately 1,800 vehicles.

We carefully target our marketing programs to five segments of the gaming market:

•	free and independent travelers,

•	preferred casino customers,

•	convention groups,

•	local patrons, and

•	wholesale/specialty and Internet groups.

We attract our target customers through newspaper, radio, television, Internet and direct mail campaigns locally and in northern California, the Pacific northwest and other regional travel markets. Silver Legacy utilizes a broad special events calendar, along with our guest development program, including selective casino credit, to attract and retain our target customers. In addition, we utilize our hotel rooms, restaurants and other amenities to offer complimentaries to a broad spectrum of established casino guests. “Club Legacy,” Silver Legacy’s players club, offers customers exciting special events and tournaments and convenient ways of earning complimentaries. Enhancements to Club Legacy, which were promoted as “Comp Yourself,” were implemented in January 2005. The new club format is more user-friendly and enables casino players in our database to redeem their complimentaries directly at our restaurants, bars and retail outlets and upon hotel check-out. The convention groups and wholesale/specialty market segments contribute to our hotel occupancy during slower mid-week periods. For the twelve months ended December 31, 2005 our average occupancy rate was 79.5% compared to 75.6% for the Reno market.

The primary source of our revenues is the casino, although the hotel, restaurants, bars, shops and other services are an important adjunct to the casino. The following table sets forth the respective contributions to our net revenues on a dollar and percentage basis of our major activities at the Silver Legacy for each of the three most recent fiscal years.

	2005		2004		2003
	(dollars in thousands)
Revenues:
Casino(1)	$83,191	55.7%	$85,543	55.6%	$88,649	58.3%
Hotel(2)	37,176	24.9%	38,553	25.1%	35,722	23.5%
Food and beverage(2)	35,238	23.6%	35,387	23.0%	34,490	22.7%
Other(2)	8,827	5.9%	8,562	5.6%	8,005	5.3%

	164,432	110.1%	168,045	109.3%	166,866	109.8%
Less:
Promotional allowances(2)	15,122	10.1%	14,290	9.3%	14,911	9.8%

Net revenues	$149,310	100.0%	$153,755	100.0%	$151,955	100.0%

(1)	Casino revenues are the net difference between the sums received as winnings and the sums paid as losses, less cash incentives provided to customers.
(2)	Hotel, food and beverage and other include the retail value of services which are provided to casino customers and others on a complimentary basis. Such amounts are then deducted as promotional allowances to arrive at net revenue.

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

Center of Three-Property Destination Resort.    Silver Legacy, together with the Eldorado and Circus properties, comprises the heart of the Reno market’s prime gaming area and room base, providing the most extensive variety of gaming, lodging, dining and entertainment amenities in the Reno area. As of December 31, 2005, the three-property complex offered 4,098 rooms, 20 restaurants, 4,594 slot machines, 175 table games and parking to accommodate over 6,000 vehicles, representing approximately 28.0% of the Reno market’s total room base, 23.9% of the Reno market’s total slot machines, and 35.3% of the Reno market’s total table games. We believe that the centralized location and critical mass of these three properties, together with the seamless connections between the facilities, provide Silver Legacy with significant advantages over other freestanding hotel-casinos in the Reno market.

Headliner Entertainment and Premium Dining.    Our customers are attracted to Silver Legacy’s entertainment and award-winning cuisine. For the year ended December 31, 2005, approximately 51 nights of headliner entertainment were scheduled in our 1,600-seat Grande Exposition Hall making Silver Legacy a leading headliner entertainment venue in the Reno market. Entertainers who appeared at Silver Legacy during 2005 include Willie Nelson, Michael Bolton and Jay Leno. Silver Legacy also features Catch a Rising Star, a 220-seat, nationally recognized comedy club. Throughout 2005, we also utilized the new Reno Events Center, which opened in December 2004 and is owned by the City of Reno, as a venue for approximately 22 nights of entertainment which we co-sponsored with one or more other downtown properties. We were able to take advantage of the new facility’s larger seating capacity and attract popular headliner acts including Destiny’s Child, Stevie Nicks, Dave Chappelle and Reba McEntire.

Quality Personal Service.    We are committed to providing our customers with a high level of personal service, which we believe is an integral part of fostering customer loyalty and generating repeat business. We continually strive to instill in each employee a dedication to superior service designed to exceed our guests’ expectations.

Experienced Management Team.    Silver Legacy has an experienced management team with an average of more than 20 years each of experience in the Reno gaming market. All of our senior management have been with Silver Legacy since it opened in July 1995. We have also benefited from the expertise of our joint venture partners and the leadership they have provided through our executive committee, which has included senior executives from Eldorado Resorts LLC, Mandalay and MGM MIRAGE.

Adjoining Properties

Enclosed, climate controlled corridors connect Silver Legacy with the Circus Circus Hotel and Casino and the Eldorado Hotel & Casino, each of which is owned and independently operated by an affiliate of one of the Partnership’s partners.

Circus Circus Hotel and Casino.    The Circus Circus Hotel and Casino features 1,572 guestrooms and a 60,000 square-foot casino, which, as of December 31, 2005, featured 1,369 slot machines and 52 table games. The property offers its guests a variety of circus acts performed daily, free of charge, under a “Big Top” above the casino. A mezzanine area has a circus midway with carnival-style games and an arcade that offers a variety of amusement and electronic games. The property features two specialty restaurants, The Steakhouse at Circus and Kokopelli’s Sushi Bar, in addition to a 464-seat buffet, pizzeria, coffee shop, deli/bakery, fast food snack bar, cocktail lounges, gift shop, specialty shops, parking facilities for approximately 3,200 vehicles, and approximately 22,400 square feet of convention space.

Eldorado Hotel & Casino.    This property is a luxurious hotel-casino offering approximately 76,500 square feet of gaming space. Its three hotel towers have a total of 816 guestrooms, including 18 specialty suites, 93 “Eldorado Player’s Spa Suites” with bedside spas and 26 one or two bedroom suites. As of December 31, 2005, this property’s casino featured 1,518 slot machines and 55 table games, as well as poker, keno and a race and sports book. The property is renowned for its eight restaurants, including Bistro Roxy, La Strada and a 600-seat buffet. Additional amenities include a casino cabaret, bars and lounges, parking facilities for approximately 1,240 vehicles, and approximately 12,000 square feet of convention space.

Reno Market

Reno is the second largest metropolitan area in Nevada, with a population of approximately 396,000 according to the most recently available U.S. Census data, and is located at the base of the Sierra Nevada

Mountains along Interstate 80, approximately 135 miles east of Sacramento, California and 225 miles east of San Francisco, California. Reno is a destination resort market that primarily attracts “drive-in” visitors by offering gaming as well as numerous other summer and winter recreational activities. Management believes that approximately two-thirds of visitors to the Reno market arrive by some form of ground transportation. Popular special events include the National Championship Air Races, the Reno-Tahoe Open PGA tour event and Hot August Nights, a vintage car event. In addition, the National Bowling Stadium, located one block from Silver Legacy, is one of the largest bowling complexes in North America and has been selected to host multi-month tournaments in Reno two out of every three years through 2018.

One public works project was underway in the downtown area of Reno during 2005 which involved lowering the train tracks that traverse Reno’s downtown district and separate the Silver Legacy and the two adjoining properties from the rest of the downtown gaming facilities. Construction on this project is expected to be completed in 2006. To date, the impact of this project on our operations has been minimal; however, we cannot determine its impact on our future operations.

According to the Nevada Commission on Tourism and the Reno-Sparks Convention & Visitors Authority, the greater Reno area attracted an estimated 4.8 million and 5.0 million visitors during the twelve months ended June 30, 2005 and 2004, respectively. The following table sets forth certain statistical information for the Reno market for the years 2001 through 2005 as reported by the Reno-Sparks Convention & Visitors Authority, the Nevada Commission on Tourism and the Nevada State Gaming Control Board.

	2001	2002	2003	2004	2005
Gaming Revenues(000’s)(1)	$961,664	$917,005	$895,991	$903,567	$920,722
Gaming Positions(2)(3)	27,712	27,872	25,242	24,086	23,666
Hotel Rooms(2)	15,459	16,049	16,193	15,654	14,620
Average Hotel Occupancy Rate(1)	76.9%	75.2%	74.3%	77.8%	75.6%
Visitors(4)	5,164,474	4,885,510	4,681,535	4,997,295	4,765,737

(1)	For the twelve months ended December 31 for each period shown.
(2)	As of December 31 for each period shown.
(3)	Calculated from information provided by the Nevada State Gaming Control Board.
(4)	For the twelve months ended June 30 for each period shown.

Marketing Strategy

We target the following customer segments of the Reno gaming market: free and independent travelers, preferred casino customers, convention groups, local patrons, wholesale/specialty and Internet groups.

Free and Independent Travelers.    This customer segment consists of persons who are not affiliated with travel groups and who make arrangements for their accommodations directly or through independent travel agents. For Reno, free and independent travelers consist principally of persons who typically travel on weekends from northern California, Oregon, Washington and western Canada. Silver Legacy targets this segment through advertising efforts, including television and newsprint exposure, emphasizing the exciting atmosphere and high level of relative value offered at Silver Legacy. Advertising efforts are directed principally to existing Reno gaming customers, as well as to experienced gaming customers of Las Vegas and other markets. Additionally, utilizing the unique theming of Silver Legacy, the variety, quality, and attractive pricing of its food and beverage outlets, and its close proximity to other hotel casinos in downtown Reno (including its connection with the Circus Circus Hotel and Casino and Eldorado Hotel & Casino), we target “walk-in” customers for Silver Legacy.

Preferred Casino Customers.    Management targets valued gaming customers through an aggressive development program. This program utilizes independent sales representatives to engage in one-on-one sales activities and marketing personnel trained to identify and target these individuals while they patronize Silver Legacy. We also use television advertisements featuring the elegant image and exciting atmosphere at Silver

Legacy to target preferred gaming customers. In addition, through specialized entertainment programs and special events, including boxing matches, and by highlighting Silver Legacy’s 141 player spa suites, eight penthouse suites (which have been designed specifically to cater to the needs of high end gaming customers), seven hospitality suites, and the property’s entertainment facilities, amenities and unique attractions, we seek to capture a significant portion of Reno’s valued gaming business. Our marketing efforts for gaming customers include the provision of complimentary rooms, food and beverages, air transportation and the extension of credit to qualified persons. “Club Legacy,” Silver Legacy’s players club, offers customers exciting special events and tournaments and convenient ways of earning complimentaries.

Convention Groups.    Conventioneers and attendees of Reno area events are targeted by Silver Legacy, depending on management’s view of their relative propensity for gaming and the timing of the specific events or conventions relative to the historic seasonality of the gaming business in Reno. In so doing, we seek to increase Silver Legacy’s mid-week occupancies and mitigate the effects of seasonality on our operations. For example, Silver Legacy targets competitors at the National Bowling Stadium in Reno and their guests. Other special events groups, generally consisting of between 1,000 and 1,500 persons, are also targeted by Silver Legacy by invitations to concerts, shows, theme parties, boxing matches and other events.

Local Patrons.    We seek to attract and retain local customers through frequent promotions that highlight our quality gaming and dining experience, as well as being an active supporter of numerous Reno market events and organizations.

Wholesale/Specialty and Internet Groups.    The wholesale/specialty segment consists of customers who utilize “packages” to reduce the cost of travel, lodging and entertainment. These packages are produced by wholesalers (such as major airlines) and travel agents, and emphasize mid-week stays. Packages including Silver Legacy are marketed by wholesalers and travel agents principally to customers in Oregon, Washington and western Canada. This market segment allows us to utilize our rooms during slower mid-week periods. In addition, Internet customers, which are encompassed in this segment, continues to be a growing group as more customers utilize this option for its convenience and in an effort to obtain the most competitive rate.

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

Of the 34 casinos currently operating in the Reno market, we compete principally with the seven other hotel-casinos that, like Silver Legacy, each generate at least $36 million in annual gaming revenues, including the Circus Circus Hotel and Casino and the Eldorado Hotel & Casino. An existing hotel-casino, located outside of the downtown Reno district, has begun construction on an expansion project which will increase their number of hotel rooms and casino square footage along with other amenities including additional parking and restaurants. In addition, there have been several other announcements of pending expansion and/or new projects within the Reno market. At this time, we cannot predict the extent to which new and proposed projects will be undertaken or the extent to which current hotel and/or casino space may be expanded in the future. We expect that any additional rooms added in the Reno market will increase competition for visitor revenue. There can be no assurance that any growth in Reno’s current room base or gaming capacity will not adversely affect our financial condition or results of operations.

We also compete with hotel-casinos located in the nearby Lake Tahoe region as well as those in other areas of Nevada, including Las Vegas. A substantial number of customers travel to both Reno and the Lake Tahoe area during their visits. Consequently, we believe that Silver Legacy’s success is influenced to some degree by the success of the Lake Tahoe market. While we do not anticipate a decline in the popularity of either Reno or Lake Tahoe as tourist destination areas in the foreseeable future, any such decline could adversely affect our operations.

Land-based, riverboat, or dockside casino gaming (other than that conducted on Native American-owned land) is currently legal in 11 states and tribal gaming on Native American-owned land is legal in a number of states, including California, Washington, and Oregon. Management believes the Reno market draws over 50% of its visitors from California. In addition to gaming on Native American-owned land, California allows other non-casino style gaming, including pari-mutuel wagering, a state-sponsored lottery, card clubs, bingo, and off-track betting.

On March 7, 2000, California voters approved Proposition 1A which amended the California constitution and legalized “Nevada-style” gaming on Native American reservations. The passage of this amendment has allowed the expansion of existing Native American gaming operations, as well as the opening of new Native American gaming facilities in California. Additionally, numerous tribes have announced that they intend to open gaming facilities. According to the California Gambling Control Commission, there are currently approximately 107 federally recognized Native American tribes in California of which approximately 63 have entered into compacts with the State of California. Presently, we believe there are 54 Native American casinos in operation in California. Under their original compacts, most Native American tribes in California could operate up to 2,000 slot machines, and up to two gaming facilities on any one reservation. The number of machines the tribes are allowed to operate may increase as a result of any new or amended compacts the tribes may enter into with the State of California that receive requisite approvals, such as has been the case with respect to a number of new or amended compacts recently executed and approved. Under action taken by the National Indian Gaming Commission, gaming devices similar in appearance to slot machines, but which are deemed to be technological enhancements to bingo style gaming, are not subject to such limits and may be used by tribes without state permission.

Many existing Native American gaming facilities in northern California are modest compared to Reno market casinos. However, there are several more significant Native American casinos which currently compete with the Reno market, including (1) the Cache Creek Indian Bingo & Casino in Brooks, California, approximately 58 miles northwest of Sacramento, (2) the Jackson Rancheria Casino, Hotel and Conference Center in Jackson, California, approximately 59 miles southeast of Sacramento, and (3) Thunder Valley Casino in Auburn, California, approximately 21 miles northeast of Sacramento. In addition to existing gaming facilities, numerous Native American tribes have announced that they are in the process of developing or are considering establishing large-scale hotel and gaming facilities in northern California. Other tribes are at various stages of planning new or expanded facilities in northern California, including facilities within a one-hour drive of San Francisco or Sacramento.

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

Seasonality

Silver Legacy’s hotel-casino operations are subject to seasonal variation, with the strongest operating results generally occurring in the third quarter of each year and the weakest results generally occurring during the period from November through February. Variations occur when weather conditions make travel to Reno by visitors from northern California and the Pacific Northwest difficult. The following table shows our percentage of gross revenues by quarter for each of 2003, 2004 and 2005.

	2003	2004	2005
First quarter	22.1%	23.3%	21.0%
Second quarter	26.6%	27.1%	24.6%
Third quarter	28.5%	27.6%	29.5%
Fourth quarter	22.8%	22.0%	24.9%

Total	100.0%	100.0%	100.0%

Employees

As of December 31, 2005, Silver Legacy employed approximately 2,160 persons, most of whom were full-time. Currently, none of our employees are employed pursuant to a collective bargaining agreement. The number of people employed at any time is subject to seasonal fluctuation. We believe that our employee relations are excellent.

Environmental Matters

As is the case with any owner or operator of real property, we are subject to a variety of federal, state and local governmental regulations relating to the use, storage, discharge, emission, and disposal of hazardous materials. Federal, state and local environmental laws and regulations also impose liability on potentially responsible parties, including the owners or operators of real property, to clean up, or contribute to the cost of cleaning up, sites at which hazardous wastes or materials were disposed of or released. We do not have environmental liability insurance to cover these events.

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

Groundwater in the vicinity of the Silver Legacy property is also contaminated by a chlorinated solvent known as tetrachloroethene or “PCE.” This contaminant is widespread in the Reno/Sparks area. The Central Truckee Meadows Remediation District, encompassing much of the cities of Reno and Sparks, was established pursuant to state legislation to address this contamination. The Central Truckee Meadows Remediation District is managed by Washoe County under the direction of the Nevada Division of Environmental Protection, and is currently conducting investigations and developing a remediation plan. Funding for the Central Truckee Meadows Remediation District is provided through assessments to water customers which are calculated on the basis of water use. The annual assessment to Silver Legacy is currently $326, plus an additional sum based on the amount of water used, which in our most recent annual assessment amounted to $29,842. Such amounts incurred in the prior year were $318 and $25,551, respectively. It is possible that additional assessments may be made against properties that receive special benefits from the Central Truckee Meadows Remediation District, such as clean-up of contamination affecting a specific parcel. The legislation implementing this program exempts property owners who did not cause or contribute to the contamination from civil and criminal liability for the cost of remediation and any related damages, except to the extent of unpaid assessments. We do not believe that we have contributed to this solvent contamination, however, we expect that we will be required to allow the Central Truckee Meadows Remediation District access to our property for continued investigation, including access to monitoring wells.

The possibility exists that additional contamination, as yet unknown, may exist at the Silver Legacy property. In all cases, however, we believe that any such contamination would have arisen from activities of prior owners or occupants, or from offsite sources and not as a result of any of our actions or operations. We do not believe that our expenditures for environmental investigations or remediation will have a material adverse effect on our financial condition or results of operations. Aside from the assessments discussed in the preceding paragraph, we did not incur any costs in connection with environmental matters during the years ended December 31, 2005 and 2004.

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

The indenture governing our 10 1/8% mortgage notes due 2012 (the “Notes”) provides that each holder and beneficial owner of the Notes, by accepting or otherwise acquiring an interest in any of the Notes, will be deemed to have agreed that if the gaming authority of any jurisdiction in which we or either of the Partnership’s partners or their respective parents or other affiliated entities currently or in the future conduct or propose to conduct gaming requires that a person who is a holder or beneficial owner must be licensed, qualified or found suitable under applicable gaming laws, the holder or beneficial owner will apply for a license, qualification or finding of suitability within the required time period. If the person fails to apply or become licensed or qualified or is found unsuitable, we will have the right, at our option:

•	to require the person to dispose of his or her Notes or beneficial interest in the Notes within 30 days of receipt of notice of our election or any earlier date that the relevant gaming authority may request or prescribe; or

•	to redeem the Notes (possibly within less than 30 days following the notice of redemption if requested or prescribed by the gaming authority) at a redemption price equal to the lesser of:

•	the person’s cost;

•	100% of the principal amount, plus accrued and unpaid interest to the redemption date or the date of the finding of unsuitability, whichever is earlier; and

•	any other amount required by applicable law or by order of any gaming authority.

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

Circus and Eldorado Joint Venture holds all licenses and approvals required to conduct its present gaming operations. The gaming license requires the periodic payment of fees and taxes and is not transferable. The parent entities of Circus and Eldorado Joint Venture’s partners, Eldorado Resorts LLC and MGM MIRAGE, are required to be registered by the Nevada Gaming Commission as, respectively, a privately owned holding company and as a publicly traded corporation, and are required periodically to submit detailed financial and operating reports to the Nevada Gaming Commission and to furnish any other information that the Nevada Gaming Commission may require. No person may become a stockholder of, or receive any percentage of profits from, a licensed entity such as Circus and Eldorado Joint Venture without first obtaining licenses and approvals from the Nevada Gaming Authorities. Circus and Eldorado Joint Venture and its parent entities have obtained from the Nevada Gaming Authorities the various registrations, findings of suitability, approvals, permits and licenses required in order to engage in gaming activities in Nevada.

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

Approvals may be required from the Nevada Gaming Commission before we can make exceptional repurchases of voting securities above their current market price and before a corporate acquisition opposed by management can be consummated. The Nevada Gaming Control Act also requires prior approval of a plan of recapitalization proposed by a registered corporation’s board of directors in response to a tender offer made directly to its stockholders for the purpose of acquiring control.

License fees and taxes, computed in various ways depending on the type of gaming or activity involved, are payable to the State of Nevada and to the counties and cities in which the licensed subsidiaries’ respective operations are conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly or annually and are based upon either:

•	a percentage of the gross revenues received;

•	the number of gaming devices operated; or

•	the number of table games operated.

A live entertainment tax is also paid by casino operations where entertainment is furnished in connection with the selling or serving of food or refreshments or the selling of merchandise.

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

Internal Revenue Service Regulations

The Internal Revenue Service requires operators of casinos located in the United States to file information returns for U.S. citizens, including names and addresses of winners, for keno, bingo and slot machine winnings in excess of stipulated amounts. The Internal Revenue Service also requires operators to withhold taxes on some keno, bingo and slot machine winnings of nonresident aliens. We are unable to predict the extent to which these requirements, if extended, might impede or otherwise adversely affect operations of, and/or income from, the other games.

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

We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. However, any further disclosures we make on related subjects in our subsequent reports on Forms 10-K, 10-Q and 8-K should be consulted. The following risks, uncertainties and possible inaccurate assumptions relevant to our business include factors we believe could cause our actual results to differ materially from expected and historical results. Other factors beyond those listed below could also adversely affect us. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

•	As described under “Competition,” in this Item 1, we operate in a very competitive environment. The growth in the number of hotel rooms and/or casino capacity in Reno or the spread of legalized gaming in other jurisdictions, including the growth of Native American gaming in northern California and the northwestern United States, could negatively affect future operating results.

•	As discussed under “Nevada Gaming Laws” in this Item 1, Silver Legacy’s gaming operations are highly regulated by governmental authorities in Nevada, and our future operations may be significantly impacted by this regulation.

•	Changes in applicable gaming, tax or other laws or regulations could have a significant effect on our operations.

•	Our operations are affected by changes in general economic and market conditions nationally as well as the general economic and market conditions in the Reno area where our operations are conducted and in those areas where our customers live, including California.

•	Security concerns or terrorist activity, including any future security alerts and/or terrorist attacks similar to those that occurred on September 11, 2001, could adversely affect our operations.

•	The highway between Reno and northern California, where a large number of Silver Legacy’s customers reside, experience winter weather conditions from time to time that limit the number of customers who visit Reno during such periods.

•	Because all of our operations are in Reno, we are subject to greater risk than a gaming company that is geographically diversified. Any economic, weather or other conditions that adversely impact gaming operations in the Reno area will impact Silver Legacy where all of our operations are conducted.

•	Construction relating to a current public works project in the downtown Reno area to lower the train tracks could disrupt the downtown area during construction and impact our future operations.

•	The gaming industry represents a significant source of tax revenues to the state, county and local jurisdictions in which gaming is conducted and, in 2003, Nevada increased the state taxes we pay. From time to time, Nevada and federal legislators and officials have proposed a variety of changes in tax laws, or in the administration of the laws that could impact our operations, including proposals for a federal gaming tax.

•	From time to time, the interest rate on a portion of our debt may be subject to fluctuation based on changes in short-term interest rates. Interest expense could increase as a result of this factor.

•	Claims have been brought against us from time to time in various legal proceedings, and additional legal and tax claims arise from time to time. While we believe that the ultimate disposition of current matters will not have a material impact on our financial condition or results of operations, it is possible that our cash flows and results of operations could be affected from time to time by the resolution of one or more of these contingencies.

•	There is intense competition to attract and retain management and key employees in the gaming industry. Our business could be adversely affected in the event of our inability to recruit or retain key personnel.

Item 1A.    Risk Factors

The following is a discussion of certain factors that currently impact or may impact our business, operating results and/or financial condition.

Risks Related to our Business

We face substantial competition in the hotel and casino industry.

The hotel and casino industry is very competitive. We compete for customers primarily on the basis of location, range and pricing of amenities and overall atmosphere. Of the 34 casinos currently operating in the Reno market, we compete principally with the seven other hotel-casinos that, like the Silver Legacy Resort Casino, each generate at least $36 million in annual gaining revenues, including the Circus Circus Hotel and Casino and the Eldorado Hotel & Casino.

According to statistics published by the Reno-Sparks Convention & Visitors Authority, there were approximately 14,600 hotel rooms in the Reno area at December 31, 2005. An existing hotel-casino, located outside of the downtown Reno district, has begun construction on an expansion project which will increase their number of hotel rooms and casino square footage along with other amenities including additional parking and restaurants. In addition, there have been several other announcements of pending expansion and/or new projects within the Reno market. At this time, we cannot predict the extent to which new and proposed projects will be undertaken or the extent to which current hotel and/or casino space may be expanded in the future. There can be no assurance that any growth in Reno’s room base or gaming capacity will not adversely affect our financial condition or results of operations. See “Competition” in Item 1.

A substantial number of customers travel to both Reno and Lake Tahoe during their visits. Consequently, we believe that the Reno market’s visitation is influenced, to some degree, by the visitation of the Lake Tahoe market. While we do not anticipate a decline in the popularity of either Reno or Lake Tahoe as tourist destination areas in the foreseeable future, any such decline could adversely affect our operations.

Reno casinos, including our own, also compete with Native American gaming in California and the northwestern United States. We also compete with hotel-casinos located in Las Vegas, Nevada and the Lake Tahoe area. To a lesser extent, we compete with hotel-casinos in other parts of the United States and with dockside gaming facilities, riverboat casinos, state-sponsored lotteries, on-and-off track pari-mutuel wagering, Internet gaming, card clubs, riverboat casinos and other forms of legalized gaming. Land-based, dockside or riverboat casino gaming, other than that conducted on Native American-owned land, is currently legal in 11 states and gaming on Native American-owned land is legal in a number of states, including California, Washington and Oregon.

Management believes the Reno market draws over 50% of its visitors from California. California allows other non-casino style gaming, including pari-mutuel wagering, a state-sponsored lottery, card clubs, bingo and off-track betting. Certain constituencies have proposed ballot initiatives which are currently pending in California that would legalize casino-style gaming generally. As a result, there can be no assurance that casino-style gaming in California will not be expanded beyond the currently legal Native American gaming. Any such expansion could have a material adverse effect on our operations.

The competitive impact on Nevada gaming establishments, in general, and our operations, in particular, from the continued growth of gaming outside Nevada cannot be determined at this time. We believe that the further expansion of casino gaming in markets close to Nevada, such as California, and to a lesser extent Washington and Oregon, could have a material adverse affect on our operations depending on the nature, location and scope of those operations.

Native American gaming in California could have a material adverse effect on the Reno market, in general, and on our operations, in particular.

On March 7, 2000, California voters approved Proposition 1A which amended the California constitution and legalized “Nevada-style” gaming on Native American reservations. The passage of this amendment has allowed the expansion of existing Native American gaming operations, as well as the opening of new Native American gaming facilities in California. Additionally, numerous tribes have announced that they intend to open gaming facilities. According to the California Gambling Control Commission, there are currently approximately 107 federally recognized Native American tribes in California of which approximately 63 have entered into compacts with the State of California. Presently, we believe there are 54 Native American casinos in operation in California. Under their original compacts, most Native American tribes in California could operate up to 2,000 slot machines, and up to two gaming facilities on any one reservation. The number of machines the tribes are allowed to operate may increase as a result of any new or amended compacts the tribes may enter into with the State of California that receive requisite approvals, such as has been the case with respect to a number of new or amended compacts recently executed and approved. Under action taken by the National Indian Gaming Commission, gaming devices similar in appearance to slot machines, but which are deemed to be technological enhancements to bingo style gaming, are not subject to such limits and may be used by tribes without state permission.

Many existing Native American gaming facilities in northern California are modest compared to Reno market casinos. However, there are several more significant Native American casinos which currently compete with the Reno market, including (1) the Cache Creek Indian Bingo & Casino in Brooks, California, approximately 58 miles northwest of Sacramento, (2) the Jackson Rancheria Casino, Hotel and Conference Center in Jackson, California, approximately 59 miles southeast of Sacramento, and (3) Thunder Valley Casino in Auburn, California, approximately 21 miles northeast of Sacramento. In addition to existing gaming facilities, numerous Native American tribes have announced that they are in the process of developing or are considering establishing large-scale hotel and gaming facilities in northern California. Other tribes are at various stages of planning new or expanded facilities in northern California, including facilities within a one-hour drive of San Francisco or Sacramento.

Our operations have been adversely impacted by the growth in Native American gaming in California that has occurred to date. The competitive impact on the Reno market, in general, and our operations, in particular, from the continued growth of gaming establishments in northern California remains uncertain. There can be no assurances as to the extent of any new or expanded facilities that may commence operations. We believe, however, that the continued expansion of Native American gaming in northern California could have a material adverse impact on the Reno gaming market and our gaming operations.

The terrorist attacks of September 11, 2001 have adversely impacted our operations and these attacks, as well as any security alerts and/or similar attacks that may occur, could have a material adverse effect on our future operations.

The terrorist attacks on the World Trade Center in New York City and the Pentagon outside Washington, D.C. which occurred on September 11, 2001 had a pronounced impact on our operating results during the weeks immediately following the attacks. Silver Legacy’s hotel occupancy, gaming volume and customer traffic declined significantly during the post-September 11 portion of our third quarter compared with the levels we experienced prior to September 11 in 2001. Because our operations during the fourth quarter of 2001 were impacted by a number of factors, including an economy that was already weakening before September 11 and increased competition from Native American casinos in northern California, we cannot measure the precise impact the September 11 attacks had on our fourth quarter results of operations, although we believe the negative effect the attacks had on the economy magnified market downtrends we experienced throughout 2001 and continued to depress gaming volume and hotel occupancy during the remainder of 2001. We cannot predict the extent to which any future security alerts and/or additional terrorist attacks such as those that occurred on September 11 might impact our future operations.

Our substantial indebtedness could adversely affect our financial results and prevent us from fulfilling our obligations, including our obligations under our 10 1/8% mortgage notes.

We have a significant amount of indebtedness. The amount of our total indebtedness at December 31, 2005 was $160.0 million.

Our significant indebtedness could have important consequences, such as:

•	limiting our ability to satisfy our obligations, including our obligations under our 10 1/8% mortgage notes;

•	limiting our ability to obtain additional financing to fund our working capital requirements, capital expenditures, debt service, general corporate or other obligations;

•	limiting our ability to use operating cash flow in other areas of our business because we must dedicate a significant portion of these funds to make principal and/or interest payments on our indebtedness;

•	increasing our interest expense if there is a rise in interest rates, because a portion of our borrowings, if any, outstanding under our senior secured credit facility has interest rate periods with short-term durations (typically 30 to 180 days) that require ongoing refunding at the then current rates of interest;

•	causing our failure to comply with the financial and restrictive covenants contained in the indenture covering our 10 1/8% mortgage notes and our senior secured revolving credit facility which could cause a default under those instruments and which, if not cured or waived, could have a material adverse effect on us;

•	placing us at a competitive disadvantage to our competitors who are not as highly leveraged; and

•	increasing our vulnerability and limiting our ability to react to changing market conditions, changes in our industry and economic downturns.

In addition, we have the capacity to issue additional indebtedness, including the ability to incur additional indebtedness under our senior secured credit facility, subject to the limitations imposed by the covenants in the senior secured credit facility and the indenture governing our 10 1/8% mortgage notes. Moreover, we may be able to incur additional debt in the future. The indenture governing our 10 1/8% mortgage notes and our senior secured credit facility contain financial and other restrictive covenants, but do not fully prohibit us from incurring additional debt. If new debt is added to our current level of indebtedness, related risks that we face could increase.

If we do not generate sufficient cash from our operations to make scheduled payments on our 10 1/8% mortgage notes or to meet our other obligations, we will need to take one or more actions including the refinancing of our debt, obtaining additional financing, selling assets, obtaining additional equity capital, or reducing or delaying capital expenditures and our ability to take one or more of these actions may be limited by the financial and other restrictive covenants contained in the agreement and indenture governing our indebtedness. We cannot assure that our business will continue to generate cash flow or that we will be able to obtain funding sufficient to satisfy our debt service requirements.

Our senior secured credit facility and the indenture governing the notes contain covenants that restrict our ability to engage in certain transactions.

Our senior secured credit facility and the indenture governing our 10 1/8% mortgage notes impose operating and financial restrictions on us. The restrictions imposed under the senior secured credit facility and/or the indenture include, among other things, limitations on our ability to:

•	incur additional debt;

•	create liens or other encumbrances;

•	pay dividends or make other restricted payments;

•	prepay subordinated indebtedness;

•	make investments, loans or other guarantees;

•	sell or otherwise dispose of a portion of our assets; or

•	make acquisitions or merge or consolidate with another entity.

In addition, under our senior secured credit facility, we are required to satisfy certain financial covenants, including maintaining certain debt to earnings and earnings to fixed charges ratios. Our ability to comply with these provisions may be affected by general economic conditions, industry conditions and other events beyond our control. We cannot assure that we will be able to comply with these covenants. If we fail to comply with a financial covenant or other restriction contained in our senior secured credit facility, the indenture or any future financing agreements, an event of default could occur. An event of default could result in acceleration of some or all of our indebtedness and the inability to borrow additional funds under the senior secured credit facility. We would not have, and are not certain we would be able to obtain, sufficient funds to repay our indebtedness if it is accelerated, including our payments on the notes. See the discussion under the caption “Senior Secured Credit Facility” in the “Liquidity and Capital Resources” section of our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this annual report for information regarding the waiver obtained to maintain our compliance under these financial covenants and certain limitations on our ability to borrow under the credit facility.

Servicing our debt requires a significant amount of cash, and our ability to generate sufficient cash depends on many factors, some of which are beyond our control.

Our ability to make payments on and refinance our indebtedness and to fund our capital expenditures depends upon our ability to generate cash flow and secure financing in the future. Our ability to generate future cash flow depends upon:

•	our future operating performance;

•	the demand for services we provide;

•	general economic conditions;

•	competition; and

•	legislative and regulatory factors affecting our operations and business.

Some of these factors are beyond our control. In addition, the ability to borrow funds under our senior secured credit facility in the future depends on our meeting the financial covenants in the senior secured credit facility. See the discussion under the caption “Senior Secured Credit Facility” in the “Liquidity and Capital Resources” section of our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this annual report for information regarding the waiver obtained to maintain our compliance under these financial covenants and certain limitations on our ability to borrow under the credit facility.

We cannot assure that our business will generate cash flow from operations or that future borrowings will be available to us under our senior secured credit facility or otherwise in an amount sufficient to enable us to pay our indebtedness, including our 10 1/8% mortgage notes, or to fund other liquidity needs. As a result, we may need to refinance all or a portion of our indebtedness, including our 10 1/8% mortgage notes notes, on or before maturity. We cannot assure that we will be able to refinance any of our indebtedness on favorable terms, or at all. Any inability to generate sufficient cash flow or refinance our indebtedness on favorable terms could have a material adverse effect on our financial condition.

Because we are entirely dependent upon the Silver Legacy Resort Casino for all of our cash flow, we are subject to greater risks than a gaming company that is geographically or otherwise diversified.

We are entirely dependent upon the Silver Legacy Resort Casino for all of our cash flow. Therefore, we are subject to greater degrees of risk than a gaming company that is geographically or otherwise diverse. The risks to which we have a greater degree of exposure include the following:

•	local economic and competitive conditions;

•	inaccessibility due to weather conditions, road construction or closure of primary access routes;

•	changes in local and state governmental laws and regulations, including gaming laws and regulations;

•	natural and other disasters;

•	a decline in the number of residents near, or visitors to, the Silver Legacy Resort Casino; and

•	a decrease in gaming activities at the Silver Legacy Resort Casino.

Any of the factors outlined above could adversely affect our ability to generate sufficient cash flow to make payments on our 10 1/8% mortgage notes or with respect to our other debt.

Our operations may be negatively affected by general economic conditions.

Any adverse change in general economic conditions can adversely affect consumer spending, which can have a negative impact on our ability to generate revenues from our operations. Increases in gasoline prices can adversely affect our operations because most of our patrons travel to Reno by car or on airlines that may pass on increases in fuel costs to their passengers in the form of higher ticket prices. We are a large consumer of electricity. Consequently, an increase in the cost of electric power increases our operating costs and, depending on the extent of any increase, could adversely affect our results of operations. We cannot be sure that any or all of these factors will not have an adverse impact on our results of operations in the future.

The hotel-casinos in the Reno market are highly dependent on surrounding market areas.

Management believes that visitors from California, Washington and Oregon account for approximately two thirds of the visitors to the Reno market. We are primarily dependent upon the gaming activities of customers visiting the Reno market from these areas for our revenues. A decline in the economies of any one or more of these areas, or a decline in the number of gaming customers traveling to Reno from these areas for any reason, including increased competition, such as Native American gaming in California, Washington and Oregon, could have a material adverse effect on our results of operations.

The hotel-casinos in the Reno market have been subject to seasonal variations and quarterly fluctuations in operating results.

Historically, hotel-casino operations in the Reno market have been subject to seasonal variations. Traditionally, the strongest operating results have occurred in the third quarter and the weakest results have occurred during the period from November through February when weather conditions have adversely affected operating results. Excessive snowfall during the winter months can make travel to the Reno area more difficult. This often results in significant declines in traffic on major highways, particularly on routes to and from northern California, and causes a downturn in customer volume. Furthermore, management believes that approximately two-thirds of visitors to the Reno market arrive by some form of ground transportation. Therefore, even normal winter weather may cause our revenues and cash flows to be adversely affected.

We expect the highest level of customer visits to occur during the summer months, because of the more favorable weather conditions. A poor summer season, due to any reason, including events outside our control, would adversely affect our business. Congestion on the roads leading to Reno, common during the peak summer season, holidays and other times, may discourage potential customers from traveling to our hotel-casino, particularly if road construction is in process. See “Seasonality” in Item 1.

Significant conflicts of interest may arise in the performance of the duties of the members of our executive committee and our executive officers.

The Silver Legacy Resort Casino is situated between the Circus Circus Hotel and Casino, which is wholly owned by MGM MIRAGE, and the Eldorado Hotel & Casino, which is wholly owned by Eldorado Resorts LLC. Our partners are a wholly owned subsidiary of MGM MIRAGE and a 96%-owned subsidiary of Eldorado Resorts LLC, and their respective personnel who participate in decisions that affect the Silver Legacy Resort Casino may be deemed to be in a conflict of interest position, to the extent they participate in decisions relating to the Silver Legacy Resort Casino that affect, or may be perceived to affect, the Circus Circus Hotel and Casino and/or the Eldorado Hotel & Casino. The potential for these conflicts of interest may be exacerbated by the design of the Silver Legacy Resort Casino, which connects its casino and core entertainment center with the Circus and Eldorado properties by enclosed skyways.

Each member of the executive committee of Circus and Eldorado Joint Venture is currently an employee of, and/or holds an executive position with, MGM MIRAGE or Eldorado Resorts LLC or one of their affiliates, and each of our executive officers had a similar relationship before assuming his present position with Circus and Eldorado Joint Venture. Accordingly, these individuals may be deemed to be in a conflict of interest position with respect to business decisions they make that affect, or may be perceived to affect, the Circus or Eldorado properties. Furthermore, a conflict of interest may be deemed to exist by reason of the access any of these individuals has to information or business opportunities that may be useful to the Eldorado or Circus properties. No specific procedures for resolving these conflicts of interest have been developed and there can be no assurance that effective procedures for addressing these matters can be developed. See “Directors and Executive Officers of the Registrants” in Item 10 and “Compensation Committee Interlocks and Insider Participation” in Item 11.

Our partnership agreement contains a buy-sell provision which, if exercised by either of our partners, could adversely affect our management and operations.

Our partnership agreement contains a buy-sell provision pursuant to which either of our partners may elect to offer to purchase the entire interest of our other partner. If either partner makes such an offer, our partnership agreement requires the other partner to either sell its partnership interest or purchase the partnership interest of the offering partner, in each case at the price proposed by the offering partner. An election by either of our partners to exercise its buy-sell right, which would result in the buy-out of one of our partners, could adversely effect the continuity of our management as well as any existing affiliate arrangements and agreements with the partner who had been bought out.

We are subject to extensive state and local regulation, and licensing and gaming authorities have significant control over our operations, which could have an adverse effect on our business.

The ownership and operation of casino gaming facilities are subject to extensive state and local regulation. Circus and Eldorado Joint Venture currently holds all state and local licenses and related approvals necessary to conduct its present gaming operations. Circus and Eldorado Joint Venture is required by the State of Nevada, as well as the applicable local authorities, to comply with all applicable gaming laws and regulations and to maintain its various licenses and registrations, findings of suitability, permits and approvals in good standing. The gaming authorities in Nevada may deny, limit, condition, suspend or revoke a gaming license or related approval for violations of applicable gaming laws and regulations and may impose substantial fines and take other actions, any one of which could have a significant adverse effect on our business, financial condition, and results of operations. If additional gaming laws or regulations are adopted, these regulations could impose restrictions or costs that could have a significant adverse effect on us. See “Regulation and Licensing” in Item 1.

The Nevada Gaming Commission may, in its discretion, require the holder of any securities that we issue, including our 10 1/8% mortgage notes, to file applications, be investigated, and be found suitable to own our securities if it has reason to believe that the security ownership would be inconsistent with the declared policies of the State of Nevada. Further, the costs of any investigation conducted by the Nevada Gaming Commission under these circumstances must be paid by the applicant and refusal or failure to pay these charges may constitute grounds for a finding that the applicant is unsuitable to own the securities. If the Nevada Gaming Commission determines that a person is unsuitable to own our securities, then, under the Nevada Gaming Control Act and the regulations promulgated under this Act, we can be sanctioned, including the loss of our approvals, if, without the prior approval of the Nevada Gaming Commission, we:

•	pay to the unsuitable person any dividend, interest or any distribution whatsoever;

•	recognize any voting right by the unsuitable person in connection with the securities;

•	pay the unsuitable person remuneration in any form; or

•	make any payment to the unsuitable person including any principal, redemption, conversion, exchange, liquidation or similar payment.

We may not make a public offering of our securities without prior approval of the Nevada Gaming Commission if we intend to use the securities or proceeds from the offering to:

•	construct, acquire or finance gaming properties in Nevada; or

•	retire or extend obligations incurred for these purposes or for similar transactions.

If the Nevada gaming authorities were to find an officer, director or key employee unsuitable for licensing or unsuitable to continue having a relationship with us, we would have to sever all relationships with that person. Furthermore, the Nevada Gaming Commission may require us to terminate the employment of any person who refuses to file appropriate applications. Either result could materially adversely affect our gaming operations.

Because we own real property, we are subject to extensive environmental regulation, which creates uncertainty regarding future environmental expenditures and liabilities.

We have incurred and may continue to incur costs to comply with environmental requirements, such as those relating to discharges into the air, water and land, the handling and disposal of solid and hazardous waste, and the cleanup of properties affected by hazardous substances. Under these and other environmental requirements, we, as an owner of the property on which the Silver Legacy Resort Casino is situated, may be required to investigate and clean up hazardous or toxic substances or chemical releases at that property. As an owner or operator, we could also be held responsible to a governmental entity or third parties for property damage, personal injury and for investigation and cleanup costs incurred by them in connection with the contamination. These laws typically impose cleanup responsibility and liability without regard to whether the owner or operator knew of or caused the presence of the contaminants and the liability under those laws has been interpreted to be joint and several unless the harm is divisible and there is a reasonable basis for allocation of the responsibility. The costs of investigation, remediation or removal of those substances may be substantial, and the presence of those substances, or the failure to remediate a property properly, may adversely affect our ability to rent or otherwise utilize our property. In addition, environmental requirements address the impacts of development on wetlands.

Petroleum and chlorinated solvent contamination of soil and groundwater is known to exist at and in the vicinity of the Silver Legacy Resort Casino. No action in regard to these contaminants is currently required of us, however we are required to pay assessments averaging approximately $30,000 annually in contribution to a Washoe County special assessment district which is undertaking community wide remediation of groundwater solvent contamination. These assessments may increase in the future. State law exempts property owners who did not cause or contribute to the solvent contamination from civil and criminal liability for the cost of remediation and any related damages, except to the extent of unpaid assessments. This provision would not be effective to shield us from liability under federal laws.

The Silver Legacy Resort Casino site was previously required to be cleaned up under environmental laws to address petroleum contamination from leaking underground storage tanks and other sources. At the conclusion of that cleanup, with the permission of the relevant regulatory county authority, certain contaminated soils were permitted to remain in place. The Washoe County District Health Department issued a “no further action” letter with respect to that cleanup on February 20, 1996. The possibility exists that additional contamination, as yet unknown, may exist on the Silver Legacy Resort Casino site. Although we believe that any remaining contamination arose from activities of prior owners or occupants, or from offsite sources and not as a result of any of our actions or operations, we cannot make any assurances that we will not incur expenditures for environmental investigations or remediation in the future. See “Environmental Matters” in Item 1.

An earthquake could adversely affect our business.

The Reno area has been, and may in the future be, subject to earthquakes. Depending upon its magnitude, an earthquake could severely damage the Silver Legacy Resort Casino, which could adversely affect our business and operations. We currently maintain earthquake insurance for the Silver Legacy Resort Casino and the resulting business interruption. However, there is no assurance that our coverage will be sufficient if there is a major earthquake. In addition, upon the expiration of our current policies, which expire in July of 2006, we cannot assure that adequate coverage will be available at economically justifiable rates, if at all.

We rely on our key personnel.

Our future success will depend upon, among other things, our ability to keep our senior executives and highly qualified employees. We compete with other potential employers for employees, and we may not succeed in hiring or retaining the executives and other employees that we need. We do not have employment contracts with any of our senior executives and we do not maintain key-man insurance policies for any of our executives. A sudden loss of or inability to replace key employees could have a material adverse effect on our financial condition and results of operation.

We may face difficulties in attracting and retaining qualified employees for our casino.

The operation of our business requires qualified executives, managers and skilled employees with gaming industry experience and qualifications who are able to obtain the requisite licenses and approval from the Nevada Gaming Commission. Currently, there is a shortage of skilled labor in the Reno area and the continued growth of Native American gaming in northern California may make it more difficult for us to attract qualified individuals in the future. While we believe that the Silver Legacy Resort Casino will continue to be able to attract and retain qualified employees, shortages of skilled labor will make it increasingly difficult and expensive to attract and retain the services of a satisfactory number of qualified employees, and we may incur higher costs than expected as a result.

Item 1B.    Unresolved Staff Comments

Not Applicable.

Item 2.    Properties.

The Silver Legacy Resort Casino is located on two neighboring parcels of land, located at 407 North Virginia Street and 411 North Sierra Street in Reno, Nevada. We own both parcels, comprising 118,167 and 119,927 square feet, respectively. As of December 31, 2005 both parcels and the improvements located thereon were encumbered by liens securing the indebtedness incurred under our senior credit facility and the indebtedness evidenced by our 10 1/8% mortgage notes. At December 31, 2005, the aggregate principal amount of the indebtedness secured by these liens totaled $160.0 million. For information concerning the Silver Legacy Resort Casino, reference is made to the discussion under the caption “Silver Legacy” in Item 1 of this annual report, which is incorporated herein by this reference.

In addition, we have since 1999 utilized an additional 40,000 square feet of space in the City Center Pavilion, which is located across North Virginia Street from Silver Legacy on a special events plaza which is owned by our affiliates. The City Center Pavilion is currently operated by us under a two-year use permit which expires in September 2007. This structure is situated on an approximate 63,000 square-foot parcel of land which is owned jointly by the Partnership’s two partners, Eldorado Resorts LLC and Galleon, Inc., but is not currently subject to a lease. Under current plans, the parcel is expected to be donated to the City of Reno, and the existing structure is scheduled to be removed in July 2006 to allow for the construction of a new ballroom facility on the plaza site.

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

Item 4.    Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

Item 5.    Market for Registrants’ Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

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

The Partnership’s partnership agreement, as currently in effect, provides that, subject to any contractual restrictions to which the Partnership is subject, including the indenture relating to the Notes, and prior to the occurrence of a “Liquidating Event,” the Partnership will be required to make distributions to its partners as follows:

(i)  The estimated taxable income of the Partnership allocable to each partner multiplied by the greater of the maximum marginal federal income tax rate applicable to individuals for such period or the maximum marginal federal income tax rate applicable to corporations for such period (as of the date hereof both rates were 35%); provided, however, that if the State of Nevada enacts an income tax (including any franchise tax based on income), the applicable tax rate for any tax distributions subsequent to the effective date of such income tax shall be increased by the higher of the maximum marginal individual tax rate or corporate income tax rate imposed by such tax (after reduction for the federal tax benefit for the deduction of state taxes, using the maximum marginal federal individual or corporate rate, respectively).

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

As a general partnership, the Partnership is not subject to Federal income tax liability. Consequently, the holders of the partnership interests in the Partnership are required to include their respective shares of the Partnership’s taxable income in their own income tax returns. The Partnership has, in the past, made distributions to its partners to cover such tax liabilities in accordance with its partnership agreement. The tax distributions of the Partnership to its partners aggregated $1.5 million and $5.4 million in 2005 and 2004, respectively. The 2005 tax distributions included a distribution of $769,000 each to ELLC and Galleon representing fiscal year 2005 tax distributions. A tax distribution for the fourth quarter of 2005 has not been paid to date and we do not anticipate a material additional distribution based on our expected final 2005 tax return. The 2004 tax distributions included: (i) a distribution of $1.8 million each to ELLC and Galleon representing fiscal year 2004 tax distributions, and (ii) a distribution of $0.9 million each to ELLC and Galleon representing taxes owed related to our fiscal 1995 and 1996 Internal Revenue Service audits.

During the fiscal quarter ended December 31, 2005 neither the Partnership nor Capital issued any equity securities and, during such period, neither the Partnership nor Capital, nor any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) purchased any of the equity securities of the Partnership or Capital.

Item 6.    Selected Financial Data.

	For the years ended December 31,
	2005	2004	2003	2002	2001
	(in thousands)
Operating Results:
Net operating revenues	$149,310	$153,755	$151,955	$159,432	$164,677
Operating income	19,782	27,595	25,504	30,308	34,082
Income before cumulative effect of change in accounting principle	3,378	10,710	9,496	16,766	21,447
Cumulative effect of change in accounting principle(1)	—	—	—	—	(327)
Net income(2)	3,378	10,710	9,496	16,766	21,120

Balance Sheet Data:
Cash and cash equivalents	$35,142	$30,239	$19,405	$14,913	$12,256
Total assets	314,172	309,332	302,386	304,536	303,169
Long-term debt	159,616	159,554	159,492	168,430	145,000
Partners’ equity	129,628	127,788	122,512	117,066	145,407

(1)	In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, we are required to record all derivatives as assets or liabilities measured at fair value with the change in fair value recognized in earnings. On January 1, 2001, we recorded a liability of $0.3 million for the fair value of our interest rate swaps at that date, with a corresponding cumulative effect adjustment in the income statement. Our interest rate swaps matured on October 29, 2001.
(2)	The Partnership is not subject to income taxes and the partners include their respective shares of partnership taxable income in their income tax returns. Therefore, a provision for income taxes is not included in our selected financial information. The partnership agreement requires the Partnership to make distributions to its partners in an amount equal to the maximum marginal federal income tax rate applicable to any partner multiplied by the income of the Partnership for the applicable period. See “Item 5” of this annual report for additional information concerning this provision of the Partnership agreement.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Effective March 1, 1994, Eldorado Limited Liability Company (“ELLC”), a Nevada limited liability company owned and controlled by Eldorado Resorts LLC, and Galleon, Inc. (“Galleon”), a Nevada corporation now owned and controlled by MGM MIRAGE, entered into a joint venture agreement to establish the Partnership for the purpose of constructing, owning and operating Silver Legacy. Capital, a wholly owned subsidiary of the Partnership, was incorporated for the sole purpose of serving as a co-issuer of the $160 million principal amount of 10 1/8% mortgage notes due 2012 issued by the Partnership and Capital (the “Notes”), and does not have any operations, assets or revenues.

On July 28, 1995, Silver Legacy commenced operations as a hotel-casino in downtown Reno, Nevada. Silver Legacy is a leader within the Reno market, offering the largest number of table games and slot machines and the second largest number of hotel rooms of any property in the Reno market. Silver Legacy’s net operating revenues and income are derived largely from our gaming activities. In an effort to enhance our gaming revenues, we attempt to maximize the use of our gaming facilities at Silver Legacy by providing a well-balanced casino environment that contains a mix of games attractive to multiple market segments. Rooms, food and beverage also contribute a large portion of our net revenues.

Our operating results are highly dependent on the volume of customers visiting and staying at our resort. Key volume indicators include table games drop and slot handle, which refer to amounts wagered by our customers. The amount of volume we retain, which is not fully controllable by us, is recognized as casino revenues and is referred to as our win or hold. In addition, hotel occupancy and price per room designated by average daily rate (“ADR”) are key indicators for our hotel business.

Significant Factors Affecting Results of Operations

Expansion of Native American Gaming

A significant portion of Silver Legacy’s revenues and operating income are generated from patrons who are residents of northern California, and as such, our results of operations have been adversely impacted by the growth in Native American gaming in northern California. Many existing Native American gaming facilities in northern California are modest compared to Silver Legacy. However, some Native American tribes have established large-scale gaming facilities in California and numerous Native American tribes have announced that they are in the process of expanding, developing, or are considering establishing large-scale hotel and gaming facilities in northern California. In particular, a significant Native American casino located approximately 21 miles northeast of Sacramento opened in June 2003. While this casino does not currently have hotel rooms, it presently has approximately 2,700 slot machines and 100 table games which exceeds the number of gaming units at Silver Legacy. As this facility and other northern California Native American gaming operations have expanded, we believe the increasing competition generated by these gaming operations has negatively impacted drive-in, day trip visitor traffic from our main feeder markets in northern California.

Under their current compacts, most Native American tribes in California may operate up to 2,000 slot machines, and up to two gaming facilities may be operated on any one reservation. The number of machines the tribes are allowed to operate may increase as a result of any new or amended compacts the tribes may enter into with the State of California that receive the requisite approvals, such as has been the case with respect to a number of new or amended compacts recently executed and approved, including the aforementioned Sacramento-area casino which received approval of amendments to its compact in September 2004 allowing for an increase in the number of slot machines at this property to approximately 2,700.

We believe the continued growth of Native American gaming establishments could continue to place additional competitive pressure on our operations. While we cannot predict the extent of any future impact, it could be significant.

Severe Weather

Silver Legacy’s operations are subject to seasonal variation, with the weakest results generally occurring during the winter months. Variations occur when weather conditions make travel to Reno by visitors from northern California, our main feeder market, difficult. From January through April of 2005, our region experienced extremely poor weather, including 100-year record snowfall. In addition, our New Year’s Eve, which historically generates significant revenues, was negatively impacted by highway road closures due to flooding during the last week in December of 2005. As a result, there was a significant adverse affect on our hotel occupancy and slots, table games, and restaurant volume during these months.

Absence of a Major Bowling Tournament in the Reno Market

The absence of a major bowling tournament during the first half of 2005 negatively impacted our non-gaming revenues, and to a lesser extent our casino revenues. The National Bowling Stadium, located one block from Silver Legacy, is one of the largest bowling complexes in North America and has been selected to host multi-month tournaments in Reno two of every three years through 2018. Historically, these bowling tournaments have attracted a significant number of visitors to the Reno market and have benefited the downtown area. In 2004, the American Bowling Congress Tournament (“ABC Tournament”) brought approximately 80,000 bowlers to the downtown Reno area over the period from mid-February through June.

Summary Financial Results

The following table highlights the results of our operations (dollars in thousands):

	Year ended December 31, 2005	Percent Change	Year ended December 31, 2004	Percent Change	Year ended December 31, 2003
Net revenues	$149,310	(2.9)%	$153,755	1.2%	$151,955
Operating expenses	129,528	2.7	126,160	(0.2)	126,451
Operating income	19,782	(28.3)	27,595	8.2	25,504
Net income	3,378	(68.5)	10,710	12.8	9,496

Net Revenues.    Net revenues declined during 2005 compared to the prior year primarily due to decreases in casino, rooms, and to a lesser extent, food and beverage revenues. We believe the main contributors to these decreases were the previously discussed factors impacting the first six months of 2005 which included increased competition generated by growth in Native American gaming, severe weather conditions, and the lack of a major bowling tournament in 2005. However, this downward trend reversed during the second half of 2005 as evidenced by growth in our net revenues compared to the same six-month period in 2004, and partially offset the decreases experienced during the first half of 2005. In addition, lower hold percentages in both table games and slots contributed to the declines in net revenues during 2005 compared to 2004.

During 2004 compared to 2003, net revenues grew due to increases in rooms, food and beverage, and other revenues, which more than offset a decrease in casino revenues. We believe the drivers of our 2004 revenues were improvements in the economy, greater spending by our customers in non-gaming areas resulting from selective price increases combined with higher volume, and traffic generated by the ABC Tournament. The Women’s International Bowling Congress Tournament (“WIBC Tournament”) held in 2003 did not commence until mid-March, and brought approximately 20,000 fewer bowlers to the Reno market than the ABC Tournament did in 2004. Finally, the war with Iraq, including the events leading up to its onset, was a negative factor affecting tourism in general during the first quarter of 2003.

Operating Income and Net Income.    During 2005 compared to the prior year, operating income and net income declined as a result of lower departmental revenues along with increased casino promotional expenses, higher selling, general and administrative expenditures, and increased group health insurance costs. These increases were partially offset by decreases in direct payroll, which is our largest expense, both as a percentage of revenues and in absolute dollars. Depreciation expense increased over the prior year which also contributed to the percentage decrease in operating income and net income.

Operating income and net income grew during 2004 compared to the prior year. These increases were primarily attributable to the previously discussed increase in non-gaming revenues, combined with decreases in overall operating expenses, as a percentage of revenues, resulting from savings in direct payroll, payroll benefits, table games promotional expense and various other variable expenses. These decreases were partially offset by increases in food and beverage cost of sales, general liability insurance premiums, utilities costs and building repairs and maintenance expenses.

Revenues

The following table highlights our sources of net operating revenues (dollars in thousands):

	Year ended December 31, 2005	Percent Change	Year ended December 31, 2004	Percent Change	Year ended December 31, 2003
Casino	$83,191	(2.7)%	$85,543	(3.5)%	$88,649
Rooms	37,176	(3.6)	38,553	7.9	35,722
Food and beverage	35,238	(0.4)	35,387	2.6	34,490
Other	8,827	3.1	8,562	7.0	8,005
Promotional allowances	15,122	5.8	14,290	(4.2)	14,911

Casino Revenues.    The factors affecting net revenues during the first half of 2005 were the primary contributors to the decrease in casino revenues with the majority of the impact occurring during the period from January through April 2005. Lower hold percentages in both the table games and slot departments also contributed to the decline in casino revenues during the current year. Despite the significant decline in casino volume during the first half of 2005, table games drop and slot handle rose 0.3% and 0.7%, respectively, during 2005 compared to 2004. Moreover, table games credit play and tracked slot handle generated by players within our casino database benefited from our casino promotions and increased in 2005 compared to 2004.

During 2004 compared to the prior year, casino revenues declined primarily due to decreases in table games drop and slot handle of 7.4% and 3.5%, respectively. We believe these decreases were associated with increasingly greater competition from Native American gaming combined with rising gasoline prices throughout the majority of 2004. Both of these factors negatively impacted drive-in visitor volume from our main feeder markets in northern California. In addition, the decline in table games volume was partially attributable to the discontinuation of an Asian non-negotiable chip (chips that are not redeemable for cash and can only be played on Silver Legacy table games) marketing program in effect during August and September 2003 which generated table games drop during the third quarter of 2003.

Room Revenues.    Room revenues decreased in 2005 compared to 2004 as a result of declines in our ADR and occupancy percentage which were $68.17 and 79.5%, respectively, in 2005 compared to $68.60 and 82.1%, respectively in 2004. These declines in ADR and occupancy were mainly attributable to decreases in our convention and wholesale segments which were adversely affected by the lack of a major bowling tournament in the Reno market during the first half of 2005. Additional factors included severe winter weather during January through April of 2005 and our hotel room renovation project which removed from service approximately 100 rooms per day throughout the first half of 2005 and the majority of November and December in 2005, including holidays and weekends when we generally would have otherwise achieved an occupancy level at or near 100%.

During 2004, room revenues increased significantly compared to the prior year resulting from an increase in our ADR and occupancy to $68.60 and 82.1%, respectively, in 2004 from $63.89 and 81.5%, respectively, in 2003. These increases were primarily due to increased convention and wholesale room nights generated by the ABC Tournament combined with greater convention business throughout the Reno market, both of which enabled the hotel department to attain a higher ADR across all room segments during 2004.

Food and Beverage Revenues.    During 2005 compared to 2004, food and beverage revenues decreased due to reduced guest counts attributable to the previously discussed factors affecting overall revenues, specifically during the first six months of 2005. The majority of the decrease resulted from declines in our buffet and coffee shop restaurants during the current year. These decreases in food revenues were partially offset by the continued growth in our beverage sales which were driven by the increasing popularity of our Rum Bullion’s Island Bar.

Food and beverage revenues increased during 2004 compared to the prior year. Despite a decline in our food guest counts during 2004 versus 2003, we were able to achieve higher food revenues due to selective menu price increases throughout our food outlets. In addition, an increase in cash beverage sales contributed to the increase in 2004.

Other Revenues.    Other revenues are comprised of revenues generated by our retail outlets, arcade, entertainment, events pavilion and other miscellaneous items. Other revenues increased in 2005 compared to 2004 due to increases in retail and entertainment revenues. During 2005, Silver Legacy, in partnership with three other downtown area casinos, produced or promoted 22 concerts in a newly constructed downtown special events center. This new facility offers a larger seating capacity and the opportunity to produce concerts with headliner acts that command higher professional entertainer fees. The growth in retail revenues was mainly due to increases in complimentary retail revenues associated with our new Club Legacy players club program. These increases in retail and entertainment revenues were partially offset by decreased revenues generated by our events pavilion which declined due to the absence of several large convention banquets held in this facility in 2004.

Other revenues increased during 2004 compared to the prior year principally due to increases in retail and event pavilion revenues. Retail revenues rose mainly as the result of successful efforts to improve the product offering in our retail outlets while the increase in our events pavilion revenues was primarily attributed to several large convention functions held in our events pavilion during 2004.

Promotional Allowances.    Promotional allowances, expressed as a percentage of gross revenues, increased to 9.2% in 2005 compared to 8.5% in 2004. This increase was principally due to increased complimentary rooms, food and retail merchandise offered in association with our new enhanced Club Legacy players club which was implemented in January 2005. The new club format is more user-friendly and enables casino players in our database to redeem their complimentaries directly at our restaurants, bars and retail outlets upon hotel check-out.

Promotional allowances, expressed as a percentage of gross revenues, declined to 8.5% in 2004 from 8.9% in 2003. This decrease was primarily due to a decline in rooms, food and beverage promotional allowances extended to casino customers during 2004.

Operating Expenses

The following table highlights our operating expenses (dollars in thousands):

	Year ended December 31, 2005	Percent Change	Year ended December 31, 2004	Percent Change	Year ended December 31, 2003
Casino	$43,695	3.2%	$42,326	(5.0)%	$44,531
Rooms	11,810	(0.6)	11,881	3.9	11,437
Food and beverage	24,255	(0.9)	24,476	3.2	23,714
Other	7,077	4.1	6,800	8.9	6,242
Selling, general and administrative	30,933	3.0	30,041	2.6	29,281
Depreciation	11,754	10.7	10,622	(0.1)	10,710

Casino Expenses.    During 2005 compared to 2004, casino expenses rose as a result of increases in direct mail, promotion and special events costs in addition to an expense recorded for unredeemed complimentaries associated with our new players’ club program put into operation in January 2005. These increases were partially offset by decreases in departmental payroll and gaming taxes in 2005 compared to the prior year.

Casino expenses during 2004 compared to the prior year declined due in part to the aforementioned casino revenue decreases. Significant savings in casino payroll related expenses and other variable casino expenses, including casino marketing promotional expenses, were partially offset by increases in the amount of state gaming taxes, as a percentage of revenues, and slot license fees paid.

Room Expenses.    Room expenses decreased in 2005 compared to 2004 primarily due to lower occupancy levels in the current year. Additional costs, including housekeeping labor, amenity supplies and laundry expense, were incurred with each newly renovated hotel room placed in service during the first half of 2005 and November and December of 2005, which adversely affected departmental profit in the current year.

During 2004, room expenses, including supplies, room package coupons and professional services, increased over the prior year. However, increases in ADR during 2004 combined with reductions in certain specific room expenses, including departmental payroll and laundry expense, as a percentage of room revenues, resulted in increased departmental profit in 2004.

Food and Beverage Expenses.    Food and beverage expenses decreased during 2005 compared to 2004 due to declines in guest counts along with decreases in food cost of sales, both in absolute dollars and as a percentage of revenues.

During 2004, food and beverage expenses grew over the prior year due to increased food and beverage cost of sales, both as a percentage of revenues and absolute dollars. Despite the rise in cost of sales, declines in departmental payrolls, as a percentage of revenues, combined with the previously discussed increases in cash beverage sales and food and beverage menu prices, produced an increased profit margin in 2004 compared to 2003.

Other Operating Expenses.    Other operating expenses are comprised of expenses associated with the operation of our retail outlets, arcade and events pavilion along with the entertainment department’s production costs and professional fees. Higher entertainment expenses, principally for professional entertainer fees and incentive costs associated with concerts at the newly constructed downtown special events center, resulted in higher overall other expenses in 2005 compared to 2004. In addition, increases in retail cost of sales in conjunction with the previously discussed growth in retail revenues also contributed to the increase in the current year.

Other expenses increased during 2004 compared to the prior year primarily due to an increase in expenses associated with retail and our events pavilion in conjunction with the aforementioned revenue increases.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased in 2005 compared to 2004 primarily due to higher advertising media expenditures, which were increased in an effort to increase awareness in our feeder markets and counteract the escalation of Native American gaming competition. In addition, administrative costs grew during 2005 due to increases in professional services, human resources employee programs, and equipment rental associated with a new AS400 computer lease. These increases were partially offset by declines in building repairs and maintenance and property insurance premiums.

During 2004 compared to the prior year, selling, general and administrative expenses rose due to increased credit card discounts associated with hotel sales volume, building repairs and maintenance, utilities, computer hardware and software maintenance contracts, and general liability premiums. However, these increases were partially offset by decreases in advertising media expenditures combined with a decline in real property taxes assessed during 2004 compared to 2003.

Depreciation Expense.    Depreciation expense increased during 2005 compared to 2004 primarily due to depreciation associated with new capital purchases.

During 2004 compared to 2003, depreciation expense decreased slightly. Increased depreciation associated with new capital purchases were offset by several assets becoming fully depreciated.

Other (Income) Expense

Other (income) expense is comprised of net interest expense, interest rate swap income, and other, net. During 2005 compared to 2004, net interest expense decreased principally as a result of increased interest income in the current year which was generated by growth in our invested cash reserves. In addition, capitalized interest related to our hotel room renovation project totaling $0.1 million contributed to the decline in net interest expense in 2005. Other, net in both periods was related to the change in market value of the funded portion of our supplemental executive retirement plan.

During 2004 compared to the prior year, interest expense decreased $0.2 million as a result of lower average outstanding borrowings. Other, net in 2004 and 2003 was related to the change in market value of the insurance contracts associated with our supplemental executive retirement plan. In addition, interest rate swap income of $1.0 million related to the termination of our swap agreement was recorded in 2003.

Liquidity and Capital Resources

During the year ended December 31, 2005, we generated cash flows from operating activities of $17.2 million compared to $22.2 million in the prior year. The decrease in cash provided by operations was primarily due to the $7.3 million decrease in net income which was partially offset by various changes in balance sheet accounts. The changes in these balance sheet accounts represented changes which occurred in the normal course of business. As of December 31, 2005, cash and cash equivalents were $35.1 million, sufficient for normal operating requirements.

Cash used in investing activities for the year ended December 31, 2005 was $10.8 million compared to $5.9 million for the year ended December 31, 2004, and related primarily to capital expenditures for various renovation projects and equipment purchases. Capital expenditures in 2005 were higher than 2004 mainly due to our hotel room renovation project which began during the third quarter of 2004. The total cost of this project was approximately $7.2 million, of which approximately $1.6 million was incurred in 2004, with the remainder incurred in 2005. In future years, we expect to make capital expenditures to the extent necessary to continue to maintain an attractive property and a competitive position in our marketplace. Our executive committee has approved $11.2 million in capital expenditures for 2006.

Cash used in financing activities was $1.5 million for the year ended December 31, 2005 representing tax distributions to our partners for the current year. Cash used in financing activities during the year ended December 31, 2004 was $5.4 million representing tax distributions to our partners for 2004 in addition to taxes owed related to our fiscal 1995 and 1996 Internal Revenue Service audits.

In July 2005, we renewed our general and liability insurance policies. Under the new policies, the Partnership and the owner of the adjacent property, Eldorado Resorts LLC (which is an affiliate of ELLC), have combined earthquake coverage of $320 million and combined flood coverage of $245 million. In the event that an earthquake causes damage only to the Partnership’s property, the Partnership is eligible to receive up to $320 million in coverage depending on the replacement cost. However, in the event that both properties are damaged, the Partnership is entitled to receive, to the extent of any replacement cost incurred, up to $266 million of the coverage amount (based on our percentage of the earthquake coverage) and up to the portion of the other $54 million, if any, remaining after satisfaction of a claim of Eldorado Resorts LLC with respect to its adjoining property. In the event that a flood causes damage only to the Partnership’s property, the Partnership is eligible to receive up to $245 million in coverage depending on the replacement cost. However, in the event that both properties are damaged, the Partnership is entitled to receive, to the extent of any replacement cost incurred, up to $231.5 million of the coverage amount (based on our percentage of the flood coverage) and up to the portion of the other $13.5 million, if any, remaining after satisfaction of a claim of Eldorado Resorts LLC with respect to its adjoining property.

Our insurance policy also includes combined terrorism coverage up to $425 million for a certified act of terrorism and up to $250 million for a non-certified act of terrorism. In the event that a certified, or a non-certified, act of terrorism causes damage only to the Partnership’s property, the Partnership is eligible to receive up to $425 million, or $250 million, respectively, in coverage depending on the replacement cost. However, in the event that both properties are damaged, the Partnership is entitled to receive, to the extent of any replacement cost incurred, up to $235 million for a certified act, or up to $138 million for a non-certified act, of the coverage amount (based on our percentage of the total property value) and up to the portion of the other $190 million, or $112 million, respectively, if any, remaining after satisfaction of a claim of Eldorado Resorts LLC with respect to its adjoining property. This new policy also covers an additional property located in Shreveport, LA which was recently acquired by Eldorado Resorts LLC. In the event that a certified, or non-certified, act of terrorism causes damage to all three properties, the Partnership is entitled to receive, to the extent of any replacement cost incurred, up to $195.5 million for a certified act, or up to $115 million for a non-certified act, of the coverage amount (based on our percentage of the total property value) and up to the portion of the other $229.5 million, or $135 million, respectively, if any, remaining after satisfaction of a claim of the other two properties.

The Partnership’s partnership agreement, as currently in effect, provides that, subject to any contractual restrictions to which the Partnership is subject, including the indenture relating to the Notes, and prior to the occurrence of a “Liquidating Event,” the Partnership will be required to make distributions to its partners as follows:

(i)  The estimated taxable income of the Partnership allocable to each partner multiplied by the greater of the maximum marginal federal income tax rate applicable to individuals for such period or the maximum marginal federal income tax rate applicable to corporations for such period (as of the date hereof both rates were 35%); provided, however, that if the State of Nevada enacts an income tax (including any franchise tax based on income), the applicable tax rate for any tax distributions subsequent to the effective date of such income tax shall be increased by the higher of the maximum marginal individual tax rate or corporate income tax rate imposed by such tax (after reduction for the federal tax benefit for the deduction of state taxes, using the maximum marginal federal individual or corporate rate, respectively).

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

We believe we have sufficient capital resources to meet all of our obligations. These obligations include existing cash obligations, funding of capital commitments and servicing our debt. Our future sources of liquidity are anticipated to be from our operating cash flow and borrowings available under our senior secured credit facility. See “Senior Secured Credit Facility” below.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments to make future payments under certain contracts, including long-term debt obligations and operating leases, as of December 31, 2005 (in thousands):

Description	2006	2007	2008	2009	2010	Thereafter
Long-term debt	$—	$—	$—	$—	$—	$159,616
Interest payments on long-term debt	16,200	16,200	16,200	16,200	16,200	32,400
Operating leases	177	150	38	—	—	365

Total	$16,377	$16,350	$16,238	$16,200	$16,200	$192,381

The repayment of our long-term debt, which consists of our indebtedness under the Credit Facility and the indebtedness evidenced by the Notes, is subject to acceleration upon the occurrence of an event of default under the Credit Facility or the indenture relating to the Notes.

We made cash interest payments of $16.3 million, $16.3 million, and $15.5 million during the years ended December 31, 2005, 2004 and 2003, respectively. We anticipate that cash payments for interest in 2006 will be consistent with 2005 due to similar average outstanding borrowings.

Other Factors Affecting Results of Operations

One public works project was underway in the downtown area of Reno during 2005 which involves lowering the train tracks that traverse Reno’s downtown district and separate Silver Legacy and the two adjoining properties from the rest of the downtown gaming facilities. Construction on this project is expected to be completed in 2006. To date, the impact of this project on our operations has been minimal; however, we cannot determine its impact on our future operations.

The Notes

On March 5, 2002, the Partnership and Capital issued $160,000,000 principal amount of senior secured mortgage notes due 2012 (“Notes”). The Notes are senior secured obligations which rank equally with all of the Partnership’s outstanding senior debt and senior to any subordinated debt. The Notes are secured by a security interest in the Issuers’ existing and future assets, which is junior to a security interest in such assets securing the Partnership’s obligations under its credit facility and any refinancings of such facility that are permitted pursuant to the terms of the Notes. Each of the Partners executed a pledge of all of its partnership interests in the Partnership to secure the Notes, which is junior to a pledge of such partnership interests to secure the Partnership’s obligations on the credit facility and any refinancings of such facility that are permitted pursuant to the terms of the Notes. The Notes mature on March 1, 2012 and bear interest at the rate of 10 1/8% per annum, payable semi-annually in arrears on March 1 and September 1 of each year, commencing on September 1, 2002. At December 31, 2005, we were in compliance with all of the covenants in the indenture related to the Notes.

Senior Secured Credit Facility

On November 4, 2003, we executed an amendment to our credit facility (as amended, the “Credit Facility”) which originally included a term facility (which was paid in full in 2003) and a revolving facility. The amendment reduced the revolving facility to $10.0 million, none of which was outstanding at December 31, 2005, and revised certain covenant ratios with retroactive effect to September 30, 2003, including the maximum total debt to EBITDA ratio which we had exceeded as of September 30, 2003. Under the Credit Facility, we must maintain a maximum ratio of total debt to EBITDA of 5.00 to 1.00 for the quarters ending September 30, 2003 through March 31, 2006 and 4.75 to 1.00 for the quarter ending June 30, 2006 and thereafter. Under the Credit Facility, we are also required to maintain a minimum ratio of EBITDA to fixed charges of 1.20 to 1.00 at all times. The Credit Facility is secured by a first priority security interest in substantially all of our existing and future assets, other than certain licenses which may not be pledged under applicable law, and a first priority pledge of and security interest in all of the partnership interests in the Partnership held by its partners. The Credit Facility ranks equal in right of payment to our existing and future senior indebtedness, including the Notes, but the security interests securing our obligations under the Credit Facility are senior to the security interests securing our obligations on the Notes. The Credit Facility contains customary events of default and covenants, including covenants that limit or restrict our ability to incur additional debt; create liens or other encumbrances; pay dividends or make other restricted payments; prepay subordinated indebtedness; make investments, loans or other guarantees; sell or otherwise dispose of a portion of our assets; or make acquisitions or merge or consolidate with another entity.

On June 15, 2005, we executed a further amendment to the Credit Facility to provide a conditional waiver of the facility’s financial covenants in respect of the quarter ended June 30, 2005, and each subsequent quarter through and including December 31, 2005, provided that no additional credit is extended under the Credit Facility during a quarter for which a waiver is relied upon. In addition, as a condition precedent to any draw on the Credit Facility subsequent to June 15, 2005, we must be in compliance with the Credit Facility’s financial covenants as to the then most recent fiscal quarter in respect of which we are required to deliver financial statements pursuant to the Credit Facility. On March 2, 2006, the Partnership executed a further amendment to the Credit Facility which extends the previously granted waiver for any defaults under the Credit Facility’s covenants to cover the fiscal quarter ended March 31, 2006 and each subsequent fiscal quarter through and including December 31, 2006, provided that no additional credit is extended under the Credit Facility during such quarter.

The March 2, 2006 amendment also waives for 2005 the covenant in Section 7.8 of the Credit Facility which limits capital expenditures to $10.0 million within a calendar year, which the Partnership exceeded for the year ended December 31, 2005. In addition, the amendment raises the capital expenditure limit to $12.5 million for future calendar years.

There is no indebtedness currently outstanding under the Credit Facility and we do not anticipate utilizing our borrowing capacity under the Credit Facility during 2006. So long as we do not have any indebtedness outstanding under the Credit Facility our inability to satisfy its covenant ratios would not constitute a default under the indenture relating to the Notes. The entire principal amount then outstanding under the Credit Facility becomes due and payable on March 31, 2007 unless the Credit Facility is terminated earlier or the maturity date is extended with the consent of the lenders.

Critical Accounting Policies

Our discussion and analysis of our results of operations and financial condition above are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Our judgments are based on our historical experience, terms of existing contracts, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. Because of the uncertainty inherent in these matters, there is no assurance that actual results will not differ from our estimates used in applying the following critical accounting policies.

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

Property and Equipment and Other Long-Lived Assets

Property and equipment is recorded at cost and is depreciated over its estimated useful life. Judgments are made in determining estimated useful lives and salvage values of these assets. The accuracy of these estimates affects the amount of depreciation expense recognized in our financial results and whether we have a gain or loss on the disposal of assets. We review depreciation estimates and methods as new events occur, more experience is acquired, and additional information is obtained that would possibly change our current estimates. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In accordance with SFAS No. 144, an estimate of undiscounted future cash flows produced by the asset is compared to the carrying value to determine whether an impairment exists. If it is determined that the asset is impaired based on expected future cash flows, a loss, measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset, would be recognized. As of December 31, 2005, no events or changes in circumstances indicated that the carrying values of our long-lived assets may not be recoverable.

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

Self-Insurance Reserves

Silver Legacy is self insured up to certain limits for our general liability, group health insurance and workmens’ compensation programs. We analyze historical and current pending claims information to estimate amounts to be accrued. In order to mitigate our potential exposure, we have obtained certain stop loss policies.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

We are potentially exposed to market risk in the form of fluctuations in interest rates and their potential impact upon our variable rate debt outstanding. We evaluate our exposure to this market risk by monitoring interest rates in the marketplace and we have, on occasion, utilized derivative financial instruments to help manage this risk although we did not utilize any financial instruments in 2005. As of December 31, 2005, we had no variable rate debt outstanding. However, under our $10.0 million revolving credit facility, we may have outstanding from time to time up to $10.0 million of variable rate debt.

Item 8.    Financial Statements and Supplementary Data.

Reference is made to the report of Deloitte & Touche LLP dated March 30, 2006 and the consolidated financial statements of Circus and Eldorado Joint Venture and Silver Legacy Capital Corp. appearing on pages F-1 through F-18 of this annual report, which are incorporated in this Item 8 by this reference.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.    Controls and Procedures.

An evaluation was performed by management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2005, our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in applicable rules and forms of the Securities and Exchange Commission.

There have been no changes in our internal controls over financial reporting that occurred during the fourth quarter of 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.    Other Information.

Not applicable.

PART III

Item 10.    Directors and Executive Officers of the Registrants

Overview

The current managing partner of the Partnership is Galleon, Inc. (“Galleon”). Under the terms of the partnership agreement, the managing partner is responsible for the day-to-day management of the business affairs of the Partnership. The managing partner has delegated a substantial portion of its duties to the general manager of Silver Legacy. Although the Partnership is a general partnership between Galleon, which is an indirect wholly-owned subsidiary of MGM MIRAGE, and Eldorado Limited Liability Company (“ELLC”), which is a 96%-owned subsidiary of Eldorado Resorts LLC, the Partnership employs its own separate management team to operate Silver Legacy. An executive committee of the Partnership is responsible for consulting with, reviewing, monitoring and overseeing the performance of the management of Silver Legacy, and thus, functions in a capacity similar to a corporation’s board of directors.

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

The Executive Committee

An executive committee of the Partnership is authorized to review, monitor and oversee the performance of the management of Silver Legacy. The executive committee of the Partnership consists of five members, with three members appointed by the managing partner and two members appointed by the other partner. In the event that neither of the partners is the managing partner, then the executive committee shall consist of five members, with two members appointed by each partner and a fifth member appointed by a third party manager selected by the partners. Each partner may, at any time, appoint alternate members to the executive committee and the alternates will have all the powers of a regular committee member in the absence or inability of a regular committee member to serve. With the exception of the special voting procedures described below, each member of the executive committee is entitled to one vote on each matter decided by the executive committee and each action of the executive committee must be approved by a majority of all of the members of the executive committee, who may be present or voting by proxy.

The current members of the executive committee are Robert H. Baldwin, Frank R. Baldwin, and Gary N. Jacobs, each of whom was appointed by Galleon, and Robert M. Jones and Gene R. Carano, each of whom was appointed by ELLC.

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

The Partnership Agreement provides special voting procedures for the executive committee’s approval of the annual business plan, the appointment of the general manager and the determination of the general manager’s compensation. In voting on these matters, the members of the executive committee appointed by the managing partner shall have a total of two votes and the members of the executive committee appointed by the other partner shall have a total of two votes. The managing partner shall designate which two of the three members of the executive committee appointed by the managing partner are to exercise the two votes. If the executive committee is deadlocked in deciding any matter which is subject to the special voting procedures, then the meeting may be adjourned to another meeting date. If the executive committee remains deadlocked with respect to its approval of an annual business plan until the end of the second month of the fiscal year described in the annual business plan, then either partner may by written notice cause the approval of the annual business plan to be submitted to a nationally recognized accounting firm mutually agreeable to the partners (the “Accountant”) for resolution. The Accountant shall consider the positions of the members of the executive committee and the partners, and shall decide whether to approve the annual business plan, or to modify the annual business plan and approve it with such modifications. The decision of the Accountant on these matters shall have the same effect as the approval of the annual business plan by the executive committee. If the executive committee remains deadlocked with respect to its approval of the appointment of a general manager for a period of one month following the effective date of the resignation or removal of the previous general manager, then the executive committee shall assume the duties of the general manager until such time as the executive committee can reach a decision on the appointment and compensation of a new general manager. In exercising the duties of the general manager, the executive committee shall act and vote in accordance with the special voting procedures described above. If the executive committee remains deadlocked on the determination of the compensation of the general manager for a period of one month following the first meeting on the proposed compensation, then either partner may by written notice cause the determination of such compensation to be submitted to the Accountant for resolution. In that event, the Accountant shall consider the positions of the executive committee, and shall adopt a compensation arrangement consistent with the position advocated by at least one member of the executive committee. The decision of the Accountant on any matter which is subject to the special voting procedures shall be final and binding on the executive committee and the partners.

The Partnership’s executive committee and Capital’s Board of Directors have each determined that Robert M. Jones, who is a member of the executive committee and the Board of Directors, and also serves on their audit committee, is an “audit committee financial expert” in that he has the following attributes:

•	an understanding of generally accepted accounting principles and financial statements;

•	the ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves;

•	experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by the Partnership’s financial statements or experience actively supervising one or more persons engaged in such activities;

•	an understanding of internal control over financial reporting; and

•	an understanding of audit committee functions.

Mr. Jones is not independent as that term is defined under current rules of the New York Stock Exchange (“NYSE”). None of the Partnership’s or Capital’s securities are listed on the NYSE or any other national securities exchange or any national securities association, nor is there any current intention to so list any securities of the Partnership or Capital in the future.

The Partnership’s executive committee and Capital’s Board of Directors have adopted a code of ethics that applies to the Partnership’s and Capital’s principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions. The code of ethics, a copy of which is incorporated as reference as Exhibit 14 to this report, is a written standard designed to deter wrongdoing and to promote:

•	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•	full, fair, accurate, timely, and understandable disclosure in reports and documents that the Partnership files with, or submits to, the SEC and in other public communications made by the Partnership;

•	compliance with applicable governmental laws, rules and regulations;

•	the prompt internal reporting of violations of the code to an appropriate person identified in the code; and

•	accountability for adherence to the code.

Executive Officers, Members of the Executive Committee and Directors

The following table sets forth certain information concerning our current executive officers, the executive officers of our managing partner, Galleon, the members of the Partnership’s executive committee and the members of the board of directors of Capital.

Name	Age	Positions
Gary L. Carano	53	General Manager of Silver Legacy, Chief Executive Officer of the Partnership, and President and Chief Executive Officer of Capital

Glenn T. Carano	50	Executive Director of Marketing of Silver Legacy and Secretary of the Partnership and Capital

Bruce C. Sexton	52	Chief Financial Officer of Silver Legacy, Controller and Chief Accounting and Financial Officer of the Partnership, and Treasurer and Chief Accounting and Financial Officer of Capital

Frank R. Baldwin	68	Member of the Partnership’s Executive Committee and Director of Capital

Robert H. Baldwin	55	Member of the Partnership’s Executive Committee and Director of Capital

Gene R. Carano	50	Member of the Partnership’s Executive Committee and Director of Capital

Gary N. Jacobs	60	Member of the Partnership’s Executive Committee, Director of Capital, and Secretary of Galleon

Robert M. Jones	63	Member of the Partnership’s Executive Committee and Director of Capital

J. Terrence Lanni	63	President of Galleon

James J. Murren	44	Treasurer of Galleon

Bryan L. Wright	42	Assistant Secretary of Galleon

Gary L. Carano.    Mr. Carano has served as General Manager of Silver Legacy and Chief Executive Officer of the Partnership since January 1995 and President and Chief Executive Officer of Capital since its incorporation in August 2001. He is also President and Chief Operating Officer, and a member of the board of managers, of the Eldorado Hotel & Casino and Treasurer of Recreational Enterprises, Inc. Previously, he served as Assistant General Manager, General Manager and Chief Operating Officer of the Eldorado Hotel & Casino from 1980 to 1994. Gary L. Carano, Glenn T. Carano and Gene R. Carano are brothers.

Glenn T. Carano.    Mr. Carano has been the Director of Marketing or Executive Director of Marketing of Silver Legacy since January 1995, Secretary of the Partnership since August 2001 and Secretary of Capital since November 2001. Prior to 1995, he served as Director of Marketing at the Eldorado Hotel & Casino for eight years. Mr. Carano has served as chairman of the board of directors of the Airport Authority of Washoe County and was a member of the board of the Reno-Sparks Convention & Visitors Authority. He is also presently a member of the board of managers of the Eldorado Hotel & Casino and Secretary of Recreational Enterprises, Inc. From 1977 to 1983, Mr. Carano was a quarterback for the Dallas Cowboys football team.

Bruce C. Sexton.    Mr. Sexton has been the Chief Financial Officer or Director of Finance/Administration of Silver Legacy since January 1995, and Controller and Chief Accounting and Financial Officer of the Partnership since January 1995. He has been Treasurer of Capital since its incorporation in August 2001 and its

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

Robert H. Baldwin.    Mr. Baldwin became a member of the executive committee of the Partnership and a director of Capital in April 2005. Mr. Baldwin has served as President and Chief Executive Officer of Mirage Resorts since June 2000 and President of Project CityCenter since March 2005. He served as Chief Financial Officer and Treasurer of Mirage Resorts from September 1999 to June 2000. He was President and Chief Executive Officer of Bellagio, LLC from June 1996 to March 2005. He served as President and Chief Executive Officer of The Mirage from August 1987 to April 1997.

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

Gary N. Jacobs.    Mr. Jacobs became a member of the executive committee of the Partnership, director of Capital and Secretary of Galleon in April 2005. Mr. Jacobs has served as Executive Vice President and General Counsel of MGM MIRAGE since June 2000 and as Secretary since January 2002. Prior thereto, he was a partner with the law firm of Christensen, Miller, Fink, Jacobs, Glaser, Weil & Shapiro, LLP, and is currently of counsel to that firm.

Robert M. Jones.    Mr. Jones has been a member of the executive committee of the Partnership since November 1995 and a director of Capital since November 2001. He has been the Chief Financial Officer of Eldorado Resorts LLC or its predecessor since 1989. Prior to joining Eldorado Resorts LLC in 1984, Mr. Jones spent 14 years in public accounting, 10 of which were as an audit principal with the international accounting firm of Arthur Young & Company. Mr. Jones is a former Certified Public Accountant.

J. Terrence Lanni.    Mr. Lanni became President of Galleon in April 2005. Mr. Lanni has served as Chairman of MGM MIRAGE since July 1995. He served as Chief Executive Officer of MGM MIRAGE from June 1995 to December 1999, and since March 2001. Prior thereto, he served in various executive capacities at Caesars World, Inc., including its President and Chief Operating Officer from 1981 to 1995.

James J. Murren.    Mr. Murren became Treasurer of Galleon in April 2005. Mr. Murren has served as President of MGM MIRAGE since December 1999, as Chief Financial Officer since January 1998 and as Treasurer since November 2001. He served as Executive Vice President of MGM MIRAGE from January 1998 to December 1999. Prior thereto, he was Managing Director and Co-Director of Research for Deutsche Morgan Grenfell, having served that firm in various other capacities since 1984.

Bryan L. Wright.    Mr. Wright became Assistant Secretary of Galleon in April 2005. Mr. Wright has served as Senior Vice President and Assistant General Counsel of MGM MIRAGE since March 2005. He served as Vice President and Assistant General Counsel of MGM MIRAGE from July 2001 to March 2005. He has served as

Assistant Secretary of MGM MIRAGE since January 2002. Prior to joining MGM MIRAGE, Mr. Wright served as Vice President and Assistant General Counsel of Boyd Gaming Corporation from February 2000 to July 2001 and as Associate General Counsel of Boyd Gaming Corporation from September 1993 to February 2000.

Item 11.    Executive Compensation.

The following table sets forth, for each of our last three fiscal years, the cash compensation paid by us, as well as certain other compensation paid or accrued for those years, to the Partnership’s executive officers and the executives of Silver Legacy. In this annual report, we sometimes refer to these individuals as our “named executive officers.”

	Annual Compensation(1)				All Other Compensation
Name and Principal Position	Year	Salary	Bonus
Gary L. Carano General Manager of Silver Legacy and Chief Executive Officer of the Partnership	2005 2004 2003	$400,000 400,000 400,000	$	— — —	$3,108 3,087 1,275	(2)

Michael F. Whitemaine(3) Assistant General Manager of Silver Legacy	2005 2004 2003	$142,800 275,000 275,000	$	— — —	$57 87 75	(4)

Glenn T. Carano Executive Director of Marketing of Silver Legacy And Secretary of the Partnership	2005 2004 2003	$400,000 400,000 400,000	$	— — —	$3,608 3,337 1,275	(5)

Bruce C. Sexton Chief Financial Officer of Silver Legacy and Controller and Chief Accounting and Financial Officer of the Partnership	2005 2004 2003	$175,000 175,000 175,000	$	— — —	$1,858 1,837 1,275	(6)

(1)	Certain of the individuals named in this table received personal benefits that are not reflected in their salary and bonus amounts. The value of the personal benefits received by each of these individuals did not, in any of our last three fiscal years, exceed $50,000 or 10% of the individual’s total annual salary and bonus for that fiscal year.
(2)	Represents $108 in premiums paid by the Partnership for life and accidental death insurance for the benefit of Gary L. Carano and $3,000 in matching contributions paid by the Partnership under the Partnership’s 401(k) savings plan for his account.
(3)	Mr. Whitemaine resigned his position effective July 1, 2005.
(4)	Represents $57 in premiums paid by the Partnership for life and accidental death insurance for the benefit of Michael F. Whitemaine.
(5)	Represents $108 in premiums paid by the Partnership for life and accidental death insurance for the benefit of Glenn T. Carano and $3,500 in matching contributions paid by the Partnership under the Partnership’s 401(k) savings plan for his account.
(6)	Represents $108 in premiums paid by the Partnership for life and accidental death insurance for the benefit of Bruce C. Sexton and $1,750 in matching contributions paid by the Partnership under the Partnership’s 401(k) savings plan for his account.

None of the members of the Partnership’s executive committee, the executive officer or director of our managing partner, Galleon, or the members of the board of directors of Capital or its executive officers is compensated by the Partnership or Capital for his services in these capacities.

Pension Plan

The following tables show the estimated annual benefits payable to a “Tier I” and “Tier II” participant under the Silver Legacy Supplementary Executive Retirement Plan (the “SERP”) at normal retirement (which is age 65), based on years of service credited under the SERP and the participant’s final compensation, as determined under the SERP. Gary L. Carano is a Tier I participant in the SERP and each of our other named executive officers is a Tier II participant.

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

Tier II

Estimated Annual Benefits

Upon Retirement at Age 65

After Completion of the Following Years of Service(1)

(Years of Service)

Remuneration(2)	Less than 4	4 or 5	6 or 7	8 or 9	10 or 11	12 or 13	14 or more
$150,000	—	$22,500	$30,000	$37,500	$45,000	$52,500	$60,000
200,000	—	30,000	40,000	50,000	60,000	70,000	80,000
250,000	—	37,500	50,000	62,500	75,000	87,500	100,000
300,000	—	45,000	60,000	75,000	90,000	105,000	120,000
350,000	—	52,500	70,000	87,500	105,000	122,500	140,000
400,000	—	60,000	80,000	100,000	120,000	140,000	160,000
450,000	—	67,500	90,000	112,500	135,000	157,500	180,000
500,000	—	75,000	100,000	125,000	150,000	175,000	200,000
550,000	—	82,500	110,000	137,500	165,000	192,500	220,000
600,000	—	90,000	120,000	150,000	180,000	210,000	240,000

(1)	The amounts set forth in each table are computed as an annual benefit payable in the form of a straight-life annuity, commencing following the participant’s attainment of age 65, the normal retirement age under the SERP. The benefits listed in the tables are not subject to any deduction for Social Security or other offset amounts. The terms of the SERP permit a participant to retire as early as age 55, in which event he or she will be entitled to receive the annual retirement benefit determined as of the actual retirement date, subject to reduction of the benefit (if the date of retirement is before age 60) at the rate of 5% per annum for the period between the retirement date and the participant’s 60th birthday.
(2)	The amount of a participant’s remuneration for purposes of determining benefits under the tables is his/her highest annual compensation during any of the last five full calendar years the participant is employed (or such smaller number of full calendar years if the participant has not worked for five years at the time of terminating his or her employment) or the 12-month period ending on the participant’s termination of employment with the Partnership or Silver Legacy. Annual compensation for this purpose is the participant’s base salary plus his bonus. The SERP limits the amount of bonus that may be taken into account for this purpose to 150% of base salary. A participant is credited with a year of service under the SERP for each period of 12 full months of employment with the Partnership or Silver Legacy, but service credit for periods prior to enrollment in the plan is limited to 10 years.

For purposes of determining their respective benefits pursuant to the SERP, each of our named executive officers will have 14 or more credited years of service if he continues to be employed by the Partnership until age 65, the normal retirement age under the SERP. Each of our named executive officers had 11 credited years of service under the SERP as of December 31, 2005.

Compensation Committee Interlocks and Insider Participation

The compensation of the Partnership’s executive officers and Silver Legacy’s executives is determined by the Partnership’s executive committee. The only individuals who served on the Partnership’s executive committee during the year ended December 31, 2005 were Frank R. Baldwin, Gene R. Carano, Gary N. Jacobs, Robert M. Jones and Robert H. Baldwin, each of whom is currently an executive committee member, and Stephen J. Greathouse and Yvette E. Landau, each of whom were executive officers of Mandalay Resort Group and were replaced upon consummation of the acquisition of Mandalay Resort Group by MGM MIRAGE on April 25, 2005. None of the individuals who served on the executive committee during 2005 is or has ever been an officer or employee of the Partnership or any subsidiary of the Partnership, including Capital.

During the year ended December 31, 2005, Gary L. Carano, the Partnership’s Chief Executive Officer, served on the Board of Managers of Eldorado Resorts LLC, and Gene R. Carano, Vice President and Secretary of Eldorado Resorts LLC, served on the Partnership’s executive committee.

Three-Property Payments.    Registered hotel guests at Silver Legacy have the ability to charge to their hotel rooms the costs incurred at the restaurants and shops located within Circus Circus Hotel and Casino, Eldorado Hotel & Casino and Silver Legacy. In addition, registered hotel guests at the Circus Circus Hotel and Casino and the Eldorado Hotel & Casino may charge costs incurred at Silver Legacy outlets to their hotel rooms. Any of these charges that are incurred by a paying guest are paid by the guest when he or she checks out and Silver Legacy remits to the other two properties, or the other two properties remit to Silver Legacy, the respective amounts collected for charges incurred at the other properties. In the case of registered guests who are provided room, food, beverage and other services on a complimentary basis, the property where the guest is registered pays the other property the respective amounts of any charges to the guest’s room for services provided by the other property. The following table sets forth for the year ended December 31, 2005, the respective amounts paid for such complimentary charges by Silver Legacy to the Circus and Eldorado properties and the respective amounts received by Silver Legacy from the Circus and Eldorado properties.

Payor	Payee	Amount
Silver Legacy	Circus Circus	$—
Silver Legacy	Eldorado	23,900
Circus Circus	Silver Legacy	500
Eldorado	Silver Legacy	1,600

The Eldorado Hotel & Casino is owned by Eldorado Resorts LLC, which is 63.0% owned directly or indirectly by members of the Carano family, including Gary L. Carano, the Partnership’s Chief Executive Officer, Glenn T. Carano, Secretary of the Partnership, and Gene R. Carano, a member of the Partnership’s executive committee.

Gary N. Jacobs has, since June 2000, been an executive officer of MGM MIRAGE which acquired Mandalay Resort Group on April 25, 2005 and, as a result of such acquisition, now owns and operates the Circus Circus Hotel and Casino through a wholly owned subsidiary. Until April 25, 2005, Yvette E. Landau was an executive officer of Mandalay Resort Group. Gene R. Carano is currently assistant general manager of the Eldorado Hotel & Casino and was their general manager from 1996 through 2001. In addition, he has been a vice president and a member of the board of managers of the Eldorado Hotel & Casino since July 1996 and, since July 1996, he and Robert M. Jones have been executive officers of Eldorado Resorts LLC, which owns 96% of ELLC. Robert H. Baldwin has since 1987 been an executive officer of various operating subsidiaries of MGM MIRAGE.

Eldorado Limited Liability Company and Galleon, Inc.    Subject to any contractual restrictions to which the Partnership is subject, including the indenture relating to the Notes, and prior to the occurrence of a “Liquidating Event,” the Partnership is required by the Agreement of Joint Venture of Circus and Eldorado Joint Venture dated as of March 1, 1994 (the “Original Partnership Agreement, as the same was amended concurrent with the issuance of the Notes and subsequently amended in April 2002, the “Partnership Agreement”) to make distributions to its partners as follows:

(a)  The estimated taxable income of the Partnership allocable to each partner multiplied by the greater of the maximum marginal federal income tax rate applicable to individuals for such period or the maximum marginal federal income tax rate applicable for corporations for such period (as of the date hereof both rates are 35%); provided, however, that if the State of Nevada enacts an income tax (including any franchise tax based on income), the applicable tax rate for any tax distributions subsequent to the effective date of such income tax shall be increased by the higher of the maximum marginal individual tax rate or corporate income tax rate imposed by such tax (after reduction for the federal tax benefit for the deduction of state taxes, using the maximum marginal federal individual or corporate rate, respectively).

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

The payments, representing tax distributions, made to the Partnership’s partners during the year ended December 31, 2005 were as follows:

Partner	Amount
ELLC	$769,000
Galleon	$769,000

ELLC is 96% owned by Eldorado Resorts LLC, which is 63.0% owned directly or indirectly by members of the Carano family, including Gary L. Carano, the Partnership’s Chief Executive Officer, Glenn T. Carano, Secretary of the Partnership and Gene R. Carano, a member of the Partnership’s executive committee.

Recreational Enterprises, Inc.    From time to time, Silver Legacy has utilized a King Air aircraft owned by King Air Operations LLC, a wholly owned subsidiary of Recreational Enterprises, Inc. (“REI”), for the purpose of providing air service to select customers. During the year ended December 31, 2005, the Partnership paid $22,500 for such services. We believe the terms on which we have utilized this service are at least as favorable to us as those that would be available from an unrelated third party. Although there is no agreement obligating the Partnership to utilize the plane or entitling it to do so, it is anticipated that the Partnership will continue to utilize this service from time to time in the future on terms mutually acceptable to the parties. REI, which owns 55% of Eldorado Resorts LLC, is owned by various members of the Carano family, including Gary L. Carano, Silver Legacy’s General Manager, Glenn T. Carano, Silver Legacy’s Executive Director of Marketing, and Gene R. Carano, a member of the Partnership’s executive committee, each of whom owns an approximately 10.1% beneficial interest in REI, and Donald L. Carano, the father of Gary, Glenn and Gene Carano, who owns an approximately 49.5% interest in REI.

Sierra Adventure Equipment Leasing, Inc.    From time to time, Silver Legacy’s marketing and sales departments have utilized a yacht owned by Sierra Adventure Equipment Leasing, Inc. (“Sierra Leasing”) for various promotional events. The payments made by the Partnership to Sierra Leasing for the use of the yacht during the year ended December 31, 2005 were based on a flat rate per trip of $2,500 ($1,250 if the trip was shared with our partner, ELLC) and totaled $15,000. Although there is no agreement obligating the Partnership to utilize the yacht or entitling it to do so, it is anticipated that the Partnership will continue to utilize this service from time to time in the future on terms mutually acceptable to the parties. Sierra Leasing is owned by Donald L. Carano, the father of Gary L. Carano, Silver Legacy’s General Manager, Glenn T. Carano, Silver Legacy’s Executive Director of Marketing, and Gene R. Carano, a member of the Partnership’s executive committee.

Eldorado Resorts LLC.    Eldorado Resorts LLC owns the skywalk that connects Silver Legacy with the Eldorado Hotel & Casino. The charges from the service provider for the utilities associated with this skywalk are billed to the Partnership together with the charges for the utilities associated with Silver Legacy. Such charges are paid to the service provider by the Partnership, and the Partnership is reimbursed by Eldorado Resorts LLC for the portion of the charges allocable to the utilities provided to the skywalk. The charges for the utilities provided to the skywalk during the year ended December 31, 2005 totaled $80,400.

In October 2005, the Partnership began providing on-site laundry services for Eldorado Resorts LLC related to the cleaning of certain types of linens. Although there is no agreement obligating Eldorado Resorts LLC to utilize this service, it is anticipated that the Partnership will continue to provide these laundry services in the future. The Partnership charges Eldorado Resorts LLC for labor and laundry supplies on a per unit basis which totaled $6,000 during the year ended December 31, 2005. We believe the terms on which the Partnership provided these services were at least as favorable to it as those that would have been obtained in comparable transactions with an unaffiliated third party.

Since 1998, the Partnership has purchased from Eldorado Resorts LLC homemade pasta and other products for use in the restaurants at Silver Legacy and it is anticipated that the Partnership will continue to make similar purchases in the future. For purchases of these products during the year ended December 31, 2005, which are billed to the Partnership at cost plus associated labor, the Partnership paid Eldorado Resorts LLC $56,700. ELLC, which owns 50% of the Partnership, is 96% owned by Eldorado Resorts LLC.

MGM MIRAGE.    Silver Legacy utilizes 235 spaces in the parking garage at the Circus Circus Hotel and Casino to provide parking for employees of Silver Legacy. In consideration for its use of the spaces, the Partnership pays the Circus Circus Hotel and Casino rent in the amount of $5,000 per month. We believe the terms on which we have utilized this service are at least as favorable as those that would have been available from an unrelated third party. Although there is no agreement obligating the Partnership to continue utilizing the spaces or entitling it to do so, it is anticipated that the Partnership will continue this arrangement for the foreseeable future. The Circus Circus Hotel and Casino is owned by a wholly owned subsidiary of MGM MIRAGE.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Capital

All of the issued and outstanding capital stock of Capital is owned by the Partnership.

The Partnership

The Partnership is a joint venture in the form of a general partnership in which Galleon, Inc., a wholly owned subsidiary of MGM MIRAGE and the Partnership’s managing partner, and Eldorado Limited Liability Company, a 96% owned subsidiary of Eldorado Resorts LLC, each owns a 50% equity interest.

The following table sets forth certain information as of the date hereof with respect to the beneficial ownership of partnership interests in the Partnership by (i) each person known by the Partnership to be a beneficial owner of a greater than 5% interest in the Partnership, (ii) each partner in the Partnership, (iii) each member of the executive committee of the Partnership, (iv) each director of Capital, (v) each executive officer of the Partnership and Capital, (vi) each executive officer of Galleon, (vii) all executive committee members and executive officers of the Partnership, as a group, and (viii) all directors and executive officers of Capital, as a group. Except as otherwise indicated in the footnotes to the table below, Galleon, Inc. and Eldorado Limited Liability Company each has sole voting and dispositive power with respect to its interest in the Partnership. Except as otherwise indicated, the address of each person listed in the table below is c/o Circus and Eldorado Joint Venture, 407 North Virginia Street, Reno, Nevada 89501.

Percentage of Partnership Interest in Circus and Eldorado Joint Venture
Galleon, Inc.(1)	50%
Eldorado Limited Liability Company(2)	50%
MGM MIRAGE(1)	50%
Eldorado Resorts LLC(2)	50%
Recreational Enterprises, Inc.(2)	50%
Donald L. Carano(2)	50%
Gary L. Carano	—
Glenn T. Carano	—
Bruce C. Sexton	—
Frank R. Baldwin	—
Robert H. Baldwin	—
Gene R. Carano	—
Gary N. Jacobs	—
Robert M. Jones	—
J. Terrence Lanni	—
James J. Murren	—
Bryan L. Wright	—
All executive officers and executive committee members of the Partnership, as a group	—
All executive officers and directors of Capital, as a group	—

(1)	Galleon, Inc. is a wholly owned subsidiary of MGM MIRAGE. Under Rule 13d-3 of the Securities Exchange Act of 1934, MGM MIRAGE may be deemed to be an indirect beneficial owner of the interest in the Partnership owned by Galleon, Inc. by virtue of its ownership of Galleon, Inc. The address of Galleon, Inc. and MGM MIRAGE is 3600 Las Vegas Boulevard South, Las Vegas, Nevada 89109.
(2)	Eldorado Limited Liability Company is a 96% owned subsidiary of Eldorado Resorts LLC. Under Rule 13d-3 of the Securities Exchange Act of 1934, Eldorado Resorts LLC, and, in turn, Recreational Enterprises, Inc., the 55% owner of Eldorado Resorts LLC, and Donald L. Carano, who owns 49.5% of Recreational Enterprises, Inc. and 3% of Eldorado Resorts LLC, may each be deemed to be an indirect beneficial owner of the interest in the Partnership owned by Eldorado Limited Liability Company by virtue of their direct and indirect controlling interests in Eldorado Limited Liability Company. The address of Eldorado Limited Liability Company, Eldorado Resorts LLC and Donald L. Carano is P.O. Box 3399, Reno, Nevada 89505. The address of Recreational Enterprises, Inc. is P.O. Box 2540, Reno, Nevada 89505.

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

Unless otherwise agreed by Galleon, Donald L. Carano or a member of his immediate family acceptable to Galleon, which acceptance may not be unreasonably withheld, or an affiliate controlled by Donald L. Carano or a member of his immediate family acceptable to Galleon, which acceptance may not be unreasonably withheld, is required to be the manager of and control ELLC (or, if applicable, any entity that is a permitted transferee and to which ELLC has transferred its interest in the Partnership). Unless otherwise agreed by ELLC, which may not be unreasonably withheld, Galleon (or, if applicable, any entity that is a permitted transferee and to which Galleon has transferred its interest in the Partnership) is required to be controlled by MGM MIRAGE. In the event the limitation in this paragraph with respect to either partner is breached, the other partner will have the right (but not be required) to exercise the buy-sell provisions described below.

Incorporated herein by reference is the information concerning our partners’ pledges of their interests in the Partnership to secure the repayment of the indebtedness incurred pursuant to the Credit Facility and the Notes included under the captions “The Notes” and “Senior Secured Credit Facility” in the Liquidity and Capital Resources section of our Management’s Discussion and Analysis of our Financial Condition and Results of Operations in Item 7 of this report.

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

Buy-Sell Provision

Beginning July 1, 2005 either partner (provided such partner is not in default of any of the provisions of the Partnership Agreement) may make an offer to purchase (“Offer”) the interest of the other partner, which will constitute an irrevocable offer by the partner giving the Offer either to (i) purchase all, but not less than all, of the interest in the Partnership of the other partner free of liens and encumbrances for the amount specified in the Offer (the “Sales Price”), or (ii) sell all, but not less than all, of its interest in the Partnership free of liens and encumbrances to the other partner for the amount specified in the Offer (the “Purchase Price”). The partner receiving an Offer will have a period of two months to accept the Offer to sell at the Sales Price or, in the alternative, to require that the offering partner sell its interest to the other partner at the Purchase Price. The closing of the transaction for the sale or purchase of the Partnership interest shall occur not later than six months after the notice of election or at such other time as may be required by the Nevada Gaming Authorities. Subject to any agreements to which the Partnership is a party, the partner purchasing the Partnership interest (the “Purchasing Partner”) shall be entitled to encumber the Partnership property in order to finance the purchase, provided that the other partner (the “Selling Partner”) will have no liability, contingent or otherwise, under such financing. The Purchasing Partner may assign all or part of its right to purchase the Partnership interest of the Selling Partner to an affiliate of the Purchasing Partner, provided that no such assignment relieves the Purchasing Partner of its obligations in the event of a default by the affiliate.

Dissolution, Winding Up and Liquidation

The Partnership Agreement provides that the Partnership shall dissolve and commence winding up and liquidating upon the first to occur of any of (i) January 1, 2053, (ii) the sale of all or substantially all of the Partnership property, (iii) the unanimous vote of the partners to dissolve, wind up, and liquidate the Partnership, (iv) the happening of any other event that makes it unlawful or impossible to carry on the business of the Partnership, (v) the occurrence of an Event of Bankruptcy (as defined in the Partnership Agreement) of a partner, or (vi) the partners are unable to agree upon a replacement managing partner as provided in the Partnership Agreement (each, a “Liquidating Event”).

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

Upon the occurrence of a Liquidating Event, the Partnership will continue solely for the purpose of winding up its affairs in an orderly manner, liquidating its assets, and satisfying the claims of its creditors and partners. The managing partner will be responsible for overseeing the winding up and liquidation of the Partnership, taking full account of the Partnership’s liabilities and assets, causing the assets to be liquidated as promptly as is consistent with obtaining the fair market value thereof, and causing the proceeds therefrom, to the extent sufficient therefore, to be applied and distributed (i) first, to the payment and discharge of all of the Partnership’s debts and liabilities to creditors other than partners, (ii) second, to the payment and discharge of all of the Partnership’s debts and liabilities to partners, and (iii) the balance, if any, to the partners in the amount of their respective capital accounts, after giving effect to all contributions, distributions, and allocations for all periods or portions thereof.

Equity Compensation Plans

The following tables set forth certain information relating to equity compensation plans as of December 31, 2005 for the Partnership and Capital, respectively.

Equity Compensation Plan Information—The Partnership

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(a)	Weighted-average exercise price of outstanding options, warrants and rights(b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))(c)
Equity compensation plans approved by security holders	None	—	None
Equity compensation plans not approved by security holders	None	—	None
Total	None	—	None

Equity Compensation Plan Information—Capital

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(a)	Weighted-average exercise price of outstanding options, warrants and rights(b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))(c)
Equity compensation plans approved by security holders	None	—	None
Equity compensation plans not approved by security holders	None	—	None
Total	None	—	None

Item 13.    Certain Relationships and Related Transactions.

For information concerning certain transactions, including transactions with entities of which a member of the Partnership’s executive committee is an executive officer or owns a beneficial interest in excess of 10%, see the discussion under the heading “Compensation Committee Interlocks and Insider Participation” in Item 11 of this annual report, which is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services.

The following table summarizes amounts billed by our auditors, Deloitte and Touche LLP, for accounting fees and services for the years ended December 31, 2005 and 2004.

	2005	2004
Audit fees	$117,200	$106,400
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—

Audit fees include the aggregate fees billed for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q.

All of the services provided by Deloitte and Touche LLP for 2005 and 2004 were approved by our audit committee, in each case, prior to the engagement.

We have an established policy which requires the prior approval by our audit committee of any services provided by our auditors, Deloitte and Touche LLP.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

(a)(1)	Consolidated Financial Statements:

Incorporated by reference in Item 8 of this annual report and included on pages F-1 through F-18 hereof are the following consolidated financial statements of Circus and Eldorado Joint Venture and Silver Legacy Capital Corp. and the report thereon of independent registered public accounting firm:

Report of Independent Registered Public Accounting Firm,

Consolidated Balance Sheets at December 31, 2005 and 2004

Consolidated Statements of Income for the Years Ended December 31, 2005, 2004 and 2003

Consolidated Statements of Partners’ Equity for the Years Ended December 31, 2005, 2004 and 2003

Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2004 and 2003

Notes to Consolidated Financial Statements

(a)(2)	Supplemental Financial Statement Schedules:

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Years ended December 31,
	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions	Balance at End of Year
2005 Allowance for doubtful accounts	$1,256	$452	$633	$1,075
2004 Allowance for doubtful accounts	1,361	410	515	1,256
2003 Allowance for doubtful accounts	1,630	437	706	1,361

(a)(3)	The following exhibits are filed as part of this annual report or incorporated herein by reference:

Exhibit Number	Description
3.1	Articles of Incorporation of Silver Legacy Capital Corp. (Incorporated by reference to Exhibit 3.1 to the Registrants’ Form S-4 Registration Statement—Commission File Nos. 333-87202 and 333-87202(01))

3.2	Bylaws of Silver Legacy Capital Corp. (Incorporated by reference to Exhibit 3.2 to the Registrants’ Form S-4 Registration Statement—Commission File Nos. 333-87202 and 333-87202(01))

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

10.2

Letter Agreement, dated June 13, 2002, between Circus and Eldorado Joint Venture and Bank of America, N.A. (Incorporated by reference to Exhibit 10.2 to the Registrants’ Form S-4 Registration Statement—Commission File Nos. 333-87202 and 333-87202(01))

10.3

Letter Agreement, dated April 8, 2003, between Circus and Eldorado Joint Venture and Bank of America, N.A. (Incorporated by reference to Exhibit 10.1 to the Registrants’ Quarterly Report on Form 10-Q for the period ended March 31, 2003—Commission File Nos. 333-87202 and 333-87202(01))

Exhibit Number	Description
10.4

Second Amended and Restated Credit Agreement, dated as of March 5, 2002, among Circus and Eldorado Joint Venture, Bank of America, N.A., Bank of Scotland, and U.S. Bank National Association (Incorporated by reference to Exhibit 10.9.2 to the Annual Report of Eldorado Resorts LLC and Eldorado Capital Corp. (Commission File No. 333-11811) on Form 10-K for the year ended December 31, 2001)

10.5

Amendment No. 1 to Second Amended and Restated Credit Agreement dated November 4, 2003 between Circus and Eldorado Joint Venture and Bank of America, N.A. (Incorporated by reference to Exhibit 10.1 to the Registrants’ Quarterly Report on Form 10-Q for the period ended September 30, 2003—Commission File Nos. 333-87202 and 333-87202(01))

10.6

Modification of Second Amended and Restated Construction Deed of Trust, Fixture Filing and Security Agreement with Assignment of Rights dated November 3, 2003 between Circus and Eldorado Joint Venture and Bank of America, N.A. (Incorporated by reference to Exhibit 10.2 to the Registrants’ Quarterly Report on Form 10-Q for the period ended September 30, 2003—Commission File Nos. 333-87202 and 333-87202(01))

10.7

Agreement and Plan of Merger dated as of June 15, 2004, among MGM MIRAGE, Mandalay Resort Group and MGM MIRAGE Acquisition Co. #61, a wholly owned subsidiary of MGM MIRAGE (Incorporated by reference to Exhibit 2.1 to the Registrants’ Current Report on Form 8-K filed June 18, 2004—Commission File Nos. 333-87202 and 333-87202(01))

10.8

Notice of Extension of Outside Date dated as of March 22, 2005 (Incorporated by reference to Exhibit 99.2 to Mandalay Resort Group’s Current Report on Form 8-K filed March 28, 2005—Commission File No. 1-8570)

10.9

Amendment No. 2 to Second Amended and Restated Credit Agreement dated June 15, 2005 between Circus and Eldorado Joint Venture and Bank of America, N.A. (Incorporated by reference to Exhibit 10 to the Registrants’ Current Report on Form 8-K filed June 20, 2005—Commission File Nos. 333-87202 and 333-87202(01))

10.10

Amendment No. 3 to Second Amended and Restated Credit Agreement dated March 2, 2006 between Circus and Eldorado Joint Venture and Bank of America, N.A. (Incorporated by reference to Exhibit 10 to the Registrants’ Current Report on Form 8-K filed March 8, 2006—Commission File Nos. 333-87202 and 333-87202(01))

14	Financial Code of Ethics (Incorporated by reference to Exhibit 14 to the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2003—Commission File Nos. 333-87202 and 333-87202(01))

21	Subsidiaries of Registrants (Incorporated by reference to Exhibit 21 to the Registrants’ Form S-4 Registration Statement—Commission File Nos. 333-87202 and 333-87202(01))

31.1	Certification of Gary L. Carano

31.2	Certification of Bruce C. Sexton

32.1	Certification of Gary L. Carano pursuant to 18 U.S.C. Section 1350

32.2	Certification of Bruce C. Sexton pursuant to 18 U.S.C. Section 1350

99.1

Press Release dated as of June 16, 2004, jointly issued by MGM MIRAGE and Mandalay Resort Group (Incorporated by reference to Exhibit 99.1 to the Registrants’ Current Report on Form 8-K filed June 18, 2004—Commission File Nos. 333-87202 and 333-87202(01))

99.2	Press release dated as of March 23, 2005 (Incorporated by reference to Exhibit 99.3 to Mandalay Resort Group’s Current Report on Form 8-K filed March 28, 2005—Commission File No. 1-8570)

*	Constitutes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

CIRCUS AND ELDORADO JOINT VENTURE

Dated: March 30, 2006	By:	/S/ GARY L. CARANO
Gary L. Carano, Chief Executive Officer

SILVER LEGACY CAPITAL CORP.

Dated: March 30, 2006	By:	/S/ GARY L. CARANO
Gary L. Carano, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/S/ GARY L. CARANO Gary L. Carano	Chief Executive Officer of Circus and Eldorado Joint Venture and President and Chief Executive Officer of Silver Legacy Capital Corp. (Principal Executive Officer of each Registrant)	March 30, 2006

/S/ BRUCE C. SEXTON Bruce C. Sexton

Controller and Chief Accounting and Financial Officer of Circus and Eldorado Joint Venture and Treasurer and Chief Accounting and Financial Officer of Silver Legacy Capital Corp. (Principal Accounting Officer and Principal Financial Officer of each Registrant)

March 30, 2006

/S/ FRANK R. BALDWIN Frank R. Baldwin	Member of the Executive Committee of Circus and Eldorado Joint Venture and Director of Silver Legacy Capital Corp.	March 30, 2006

/S/ GENE R. CARANO Gene R. Carano	Member of the Executive Committee of Circus and Eldorado Joint Venture and Director of Silver Legacy Capital Corp.	March 30, 2006

/S/ ROBERT H. BALDWIN Robert H. Baldwin	Member of the Executive Committee of Circus and Eldorado Joint Venture and Director of Silver Legacy Capital Corp.	March 30, 2006

Signature	Title(s)	Date

/S/ GARY N. JACOBS Gary N. Jacobs	Member of the Executive Committee of Circus and Eldorado Joint Venture and Director of Silver Legacy Capital Corp.	March 30, 2006

/S/ ROBERT M. JONES Robert M. Jones	Member of the Executive Committee of Circus and Eldorado Joint Venture and Director of Silver Legacy Capital Corp.	March 30, 2006

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

December 31, 2005

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

10.2

Letter Agreement, dated June 13, 2002, between Circus and Eldorado Joint Venture and Bank of America N.A. (Incorporated by reference to Exhibit 10.2 to the Registrants’ Form S-4 Registration Statement—Commission File Nos. 333-87202 and 333-87202(01))

10.3

Letter Agreement, dated April 8, 2003, between Circus and Eldorado Joint Venture and Bank of America, N.A. (Incorporated by reference to Exhibit 10.1 to the Registrants’ Quarterly Report on Form 10-Q for the period ended March 31, 2003—Commission File Nos. 333-87202 and 333-87202(01))

10.4

Second Amended and Restated Credit Agreement, dated as of March 5, 2002, among Circus and Eldorado Joint Venture, Bank of America, N.A., Bank of Scotland, and U.S. Bank National Association (Incorporated by reference to Exhibit 10.9.2 to the Annual Report of Eldorado Resorts LLC and Eldorado Capital Corp. (Commission File No. 333-11811) on Form 10-K for the year ended December 31, 2001)

10.5

Amendment No. 1 to Second Amended and Restated Credit Agreement dated November 4, 2003 between Circus and Eldorado Joint Venture and Bank of America, N.A. (Incorporated by reference to Exhibit 10.1 to the Registrants’ Quarterly Report on Form 10-Q for the period ended September 30, 2003—Commission File Nos. 333-87202 and 333-87202(01))

Exhibit Number	Description
10.6

Modification of Second Amended and Restated Construction Deed of Trust, Fixture Filing and Security Agreement with Assignment of Rights dated November 3, 2003 between Circus and Eldorado Joint Venture and Bank of America, N.A. (Incorporated by reference to Exhibit 10.2 to the Registrants’ Quarterly Report on Form 10-Q for the period ended September 30, 2003—Commission File Nos. 333-87202 and 333-87202(01))

10.7

Agreement and Plan of Merger dated as of June 15, 2004, among MGM MIRAGE, Mandalay Resort Group and MGM MIRAGE Acquisition Co. #61, a wholly owned subsidiary of MGM MIRAGE (Incorporated by reference to Exhibit 2.1 to the Registrants’ Current Report on Form 8-K filed June 18, 2004—Commission File Nos. 333-87202 and 333-87202(01))

10.8

Notice of Extension of Outside Date dated as of March 22, 2005 (Incorporated by reference to Exhibit 99.2 to Mandalay Resort Group’s Current Report on Form 8-K filed March 28, 2005—Commission File No. 1-8570)

10.9

Amendment No. 2 to Second Amended and Restated Credit Agreement dated June 15, 2005 between Circus and Eldorado Joint Venture and Bank of America, N.A. (Incorporated by reference to Exhibit 10 to the Registrants’ Current Report on Form 8-K filed June 20, 2005—Commission File Nos. 333-87202 and 333-87202(01))

10.10

Amendment No. 3 to Second Amended and Restated Credit Agreement dated March 2, 2006 between Circus and Eldorado Joint Venture and Bank of America, N.A. (Incorporated by reference to Exhibit 10 to the Registrants’ Current Report on Form 8-K filed March 8, 2006—Commission File Nos. 333-87202 and 333-87202(01))

14	Financial Code of Ethics (Incorporated by reference to Exhibit 14 to the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2003—Commission File Nos. 333-87202 and 333-87202(01))

21	Subsidiaries of Registrants (Incorporated by reference to Exhibit 21 to the Registrants’ Form S-4 Registration Statement—Commission File Nos. 333-87202 and 333-87202(01))

31.1	Certification of Gary L. Carano

31.2	Certification of Bruce C. Sexton

32.1	Certification of Gary L. Carano pursuant to 18 U.S.C. Section 1350

32.2	Certification of Bruce C. Sexton pursuant to 18 U.S.C. Section 1350

99.1

Press Release dated as of June 16, 2004, jointly issued by MGM MIRAGE and Mandalay Resort Group (Incorporated by reference to Exhibit 99.1 to the Registrants’ Current Report on Form 8-K filed June 18, 2004—Commission File Nos. 333-87202 and 333-87202(01))

99.2	Press release dated as of March 23, 2005 (Incorporated by reference to Exhibit 99.3 to Mandalay Resort Group’s Current Report on Form 8-K filed March 28, 2005—Commission File No. 1-8570)

*	Constitutes a management contract or compensatory plan or arrangement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of

Circus and Eldorado Joint Venture

(doing business as Silver Legacy Resort Casino) :

We have audited the accompanying consolidated balance sheets of Circus and Eldorado Joint Venture (doing business as Silver Legacy Resort Casino) and subsidiary (collectively, the “Joint Venture”) as of December 31, 2005 and 2004, and the related consolidated statements of income, partners’ equity and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Joint Venture’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Joint Venture is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Joint Venture’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Circus and Eldorado Joint Venture (doing business as Silver Legacy Resort Casino) and subsidiary as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

DELOITTE & TOUCHE LLP

Reno, Nevada

March 30, 2006

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

CONSOLIDATED BALANCE SHEETS

As of December 31, 2005 and 2004

(In thousands)

	2005	2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$35,142	$30,239
Accounts receivable, net	6,041	4,532
Inventories	2,057	2,111
Prepaid expenses and other	4,216	3,993

Total current assets	47,456	40,875
PROPERTY AND EQUIPMENT, NET	258,521	260,289
OTHER ASSETS, NET	8,195	8,168

Total Assets	$314,172	$309,332

LIABILITIES AND PARTNERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$6,505	$4,336
Accrued interest	5,413	5,400
Accrued and other liabilities	9,006	9,041

Total current liabilities	20,924	18,777
LONG-TERM DEBT	159,616	159,554
OTHER LONG-TERM LIABILITIES	4,004	3,213

Total liabilities	184,544	181,544

COMMITMENTS AND CONTINGENCIES (Note 11)
PARTNERS’ EQUITY	129,628	127,788

Total Liabilities and Partners’ Equity	$314,172	$309,332

The accompanying notes are an integral part of these consolidated financial statements.

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended December 31, 2005, 2004 and 2003

(In thousands)

	2005	2004	2003
OPERATING REVENUES:
Casino	$83,191	$85,543	$88,649
Rooms	37,176	38,553	35,722
Food and beverage	35,238	35,387	34,490
Other	8,827	8,562	8,005

	164,432	168,045	166,866
Less: promotional allowances	(15,122)	(14,290)	(14,911)

Net operating revenues	149,310	153,755	151,955

OPERATING EXPENSES:
Casino	43,695	42,326	44,531
Rooms	11,810	11,881	11,437
Food and beverage	24,255	24,476	23,714
Other	7,077	6,800	6,242
Selling, general and administrative	30,933	30,041	29,281
Depreciation	11,754	10,622	10,710
Loss on disposition of assets	4	14	536

Total operating expenses	129,528	126,160	126,451

OPERATING INCOME	19,782	27,595	25,504

OTHER (INCOME) EXPENSE:
Interest expense, net	16,507	16,962	17,173
Interest rate swap income	—	—	(1,014)
Other, net	(103)	(77)	(151)

Total other (income) expense	16,404	16,885	16,008

NET INCOME	$3,378	$10,710	$9,496

The accompanying notes are an integral part of these consolidated financial statements.

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY

For the Years Ended December 31, 2005, 2004 and 2003

(In thousands)

	Galleon, Inc.	Eldorado Resorts, LLC	Total
BALANCE, January 1, 2003	$53,533	$63,533	$117,066
Net income	4,748	4,748	9,496
Partners’ distributions	(2,025)	(2,025)	(4,050)

Balance, December 31, 2003	56,256	66,256	122,512
Net income	5,355	5,355	10,710
Partners’ distributions	(2,717)	(2,717)	(5,434)

Balance, December 31, 2004	58,894	68,894	127,788
Net income	1,689	1,689	3,378
Partners’ distributions	(769)	(769)	(1,538)

BALANCE, December 31, 2005	$59,814	$69,814	$129,628

The accompanying notes are an integral part of these consolidated financial statements.

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2005, 2004 and 2003

(In thousands)

	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,378	$10,710	$9,496

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,476	11,345	11,432
Loss on disposition of assets	4	14	536
Increase in accrued pension cost	915	872	789
Changes in assets and liabilities:
Accounts receivable, net	(1,509)	(1,056)	97
Inventories	54	(354)	66
Prepaid expenses and other	(245)	(291)	(529)
Accounts payable	2,169	76	848
Accrued interest	13	—	(22)
Accrued and other liabilities	(35)	873	(183)

Total adjustments	13,842	11,479	13,034

Net cash provided by operating activities	17,220	22,189	22,530

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets	68	4	188
Increase in other assets	(811)	(866)	(956)
Purchase of property and equipment	(10,036)	(5,059)	(4,219)

Net cash used in investing activities	(10,779)	(5,921)	(4,987)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank credit facility	—	—	4,500
Distributions to partners	(1,538)	(5,434)	(4,050)
Debt issuance costs	—	—	(1)
Payments on bank credit facility	—	—	(13,500)

Net cash used in financing activities	(1,538)	(5,434)	(13,051)

Net increase in cash and cash equivalents	4,903	10,834	4,492
Cash and cash equivalents at beginning of year	30,239	19,405	14,913

Cash and cash equivalents at end of year	$35,142	$30,239	$19,405

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during period for interest	$16,253	$16,266	$15,461

The accompanying notes are an integral part of these consolidated financial statements.

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Summary of Significant Accounting Policies and Basis of Presentation

Principles of Consolidation/Operations

Effective March 1, 1994, Eldorado Limited Liability Company (a Nevada limited liability company owned and controlled by Eldorado Resorts, LLC) (“ELLC”) and Galleon, Inc. (a Nevada corporation owned and controlled by MGM MIRAGE and previously owned and controlled by Mandalay Resort Group (“Mandalay”) (“Galleon” and, collectively with ELLC, the “Partners”), entered into a joint venture agreement to establish Circus and Eldorado Joint Venture (the “Partnership”), a Nevada general partnership. The Partnership owns and operates a casino and hotel located in Reno, Nevada (“Silver Legacy”), which began operations on July 28, 1995. ELLC contributed land to the Partnership with a fair value of $25,000,000 and cash of $26,900,000 for a total equity investment of $51,900,000. Galleon contributed cash to the Partnership of $51,900,000 to comprise their total equity investment. Each partner has a 50% interest in the Partnership.

On April 25, 2005, a wholly owned subsidiary of MGM MIRAGE was merged with and into Mandalay as a result of which Mandalay became a wholly owned subsidiary of MGM MIRAGE. With the consummation of the merger, MGM MIRAGE acquired Mandalay’s ownership of Galleon, Inc.

The consolidated financial statements include the accounts of the Partnership and its wholly owned subsidiary, Silver Legacy Capital Corp. (“Capital”). Capital was established solely for the purpose of serving as a co-issuer of $160,000,000 principal amount of 10 1/8% mortgage notes due 2012 issued by the Partnership and Capital and, as such, Capital does not have any operations, assets, or revenues. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

The Partnership recognizes the impact on gaming revenues on an annual basis to reflect an estimate of the change in the value of outstanding chips and tokens that are not expected to be redeemed. This estimate is determined by measuring the difference between the total value of chips and tokens placed in service less the value of chips and tokens in the inventory of chips and tokens under our control. This measurement is performed on an annual basis utilizing methodology in which a consistent formula is applied to estimate the percentage value of chips and tokens not in custody that are not expected to be redeemed. In addition to the formula, certain judgments are made with regard to various denominations and souvenir chips and tokens.

Cash and Cash Equivalents

Cash and cash equivalents include investments purchased with a maturity, at the day of purchase, of 90 days or less.

Accounts Receivable and Credit Risk

Financial instruments that potentially subject the Partnership to concentrations of credit risk consist principally of casino accounts receivable. The Partnership issues markers to approved casino customers

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

following background checks and investigations of creditworthiness. Trade receivables, including casino and hotel receivables, are typically non-interest bearing and are initially recorded at cost. Accounts are written off when management deems the account to be uncollectible. Recoveries of accounts previously written off are recorded when received. An estimated allowance for doubtful accounts is maintained to reduce the Partnership’s receivables to their carrying amount, which approximates fair value. The allowance is estimated based on specific review of customer accounts as well as historical collection experience and current economic and business conditions. Management believes that as of December 31, 2005, no significant concentrations of credit risk existed for which an allowance had not already been recorded.

Inventories

Inventories consist of food and beverage, retail merchandise and operating supplies, and are stated at the lower of cost or market. Cost is determined primarily by the average cost method for food and beverage supplies and the retail inventory or specific identification methods for retail merchandise.

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

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In accordance with SFAS No. 144, an estimate of undiscounted future cash flows produced by the asset is compared to the carrying value to determine whether an impairment exists. If it is determined that the asset is impaired based on expected future cash flows, a loss, measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset, would be recognized. As of December 31, 2005, no events or changes in circumstances indicated that the carrying values of our long-lived assets may not be recoverable.

Capitalization of Interest

The Partnership’s policy is to capitalize interest on funds disbursed during the active construction and development phases of its facilities and other major projects. The Partnership capitalized interest related to its room renovation project totaling $126,000 for the year ended December 31, 2005. There was no interest capitalized in 2004 or 2003.

Casino Revenues and Promotional Allowances

In accordance with industry practice, the Partnership recognizes as casino revenue the net win from gaming activities, which is the difference between gaming wins and losses. The retail value of food, beverage, rooms and

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

other services furnished to customers on a complimentary basis is included in gross revenues and then deducted as promotional allowances. The retail value of complimentaries included in promotional allowances is as follows (in thousands):

	Years ended December 31,
	2005	2004	2003
Food and beverage	$9,026	$8,970	$9,261
Rooms	4,224	4,248	4,543
Other	1,872	1,072	1,107

	$15,122	$14,290	$14,911

The estimated costs of providing such complimentary services are included in casino costs and expenses and consist of the following (in thousands):

	Years ended December 31,
	2005	2004	2003
Food and beverage	$6,106	$5,926	$6,200
Rooms	1,272	1,245	1,455
Other	1,561	1,004	1,009

	$8,939	$8,175	$8,664

Advertising

Advertising costs are expensed in the period the advertising initially takes place. Advertising costs included in selling, general and administrative expenses were $6,054,000, $5,219,000 and $5,437,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

Federal Income Taxes

The Partnership is not subject to income taxes; therefore, no provision for income taxes has been made, as the Partners include their respective share of the Partnership income in their income tax returns. The Partnership Agreement provides for the Partnership to make distributions to the Partners in an amount equal to the maximum marginal federal income tax rate applicable to any Partner multiplied by the income of the Partnership for the applicable period (see Note 12).

The reported amounts of the Partnership’s assets and liabilities exceeded the net tax basis by $38,606,700 and $43,405,300 at December 31, 2005 and 2004, respectively.

Fair Value of Financial Instruments

Except for the Partnership’s 10 1/8% mortgage notes, management is of the opinion that the fair value of all of its financial instruments are not materially different from their carrying values. The approximate fair value of the Partnership’s 10 1/8% mortgage notes, based on quoted market prices, was approximately $171,200,000 at December 31, 2005. The fair value is not necessarily indicative of the amount the Partnership could realize in a current market exchange.

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in Estimates

Cash and cash equivalents include a slot machine bill acceptor accrual, which represents estimated uncounted cash in slot machine bill acceptors. During the year ended December 31, 2003, the Partnership converted to a new computerized slot accounting system. Utilizing the new system’s reporting capabilities, this accrual was reduced by $1,630,000 at December 31, 2003 resulting in a corresponding decrease in casino revenues.

At December 31, 2003, the Partnership increased casino revenues by $964,000 for outstanding chips and tokens that are not expected to be redeemed by customers.

Note 2.    Certain Risks and Uncertainties

A significant portion of the Partnership’s revenues and operating income are generated from patrons who are residents of northern California. A change in general economic conditions or the extent and nature of casino gaming in California, Washington or Oregon could adversely affect the Partnership’s operating results. In March 2000, California voters approved the constitutional amendment which legalized “Nevada-style” gaming on Native American reservations. Many existing Native American gaming facilities in northern California are modest compared to Silver Legacy. However, some Native American tribes have established large-scale gaming facilities in California and numerous Native American tribes have announced that they are in the process of expanding, developing, or are considering establishing large-scale hotel and gaming facilities in northern California. In particular, a significant Native American casino located approximately 21 miles northeast of Sacramento opened in June 2003. While this casino does not currently have hotel rooms, it presently has approximately 2,700 slot machines and 100 table games which exceeds the Partnership’s number of gaming units.

Under their current compacts, most Native American tribes in California may operate up to 2,000 slot machines, and up to two gaming facilities may be operated on any reservation. The number of machines the tribes are allowed to operate may increase as a result of any new or amended compacts the tribes may enter into with the State of California that receive the requisite approvals, such as has been the case with respect to a number of new or amended compacts which have been executed and approved, including the aforementioned Sacramento-area casino which received approval of amendments to its compact in September 2004 allowing for an increase in the number of slot machines at this property to approximately 2,700.

We believe the continued growth of Native American gaming establishments could continue to place additional competitive pressure on our operations. While we cannot predict the extent of any future impact, it could be significant.

Note 3.    Accounts Receivable

Components of accounts receivable, net at December 31, 2005 and 2004 are as follows (in thousands):

	2005	2004
Casino receivables	$3,123	$3,025
Hotel receivables	3,772	2,585
Other receivables	221	178

	7,116	5,788
Less: allowance for doubtful accounts	(1,075)	(1,256)

Accounts receivable, net	$6,041	$4,532

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The provision for bad debt expense for the years ended December 31, 2005, 2004 and 2003, was $452,000, $410,000 and $437,000, respectively.

Included in other receivables are $54,100 and $77,800 due from Eldorado Hotel & Casino and $27,200 and $17,200 due from Circus Circus Hotel and Casino-Reno as of December 31, 2005 and 2004, respectively.

Note 4.    Property and Equipment

Property and equipment at December 31, 2005 and 2004 consisted of the following (in thousands):

	2005	2004
Land and improvements	$28,405	$28,405
Building and other leasehold improvements	271,229	271,229
Furniture, fixtures, and equipment	86,821	86,145
Capitalized interest	126	—
Construction in progress	107	1,796

	386,688	387,575
Less: accumulated depreciation	(128,167)	(127,286)

Property and equipment, net	$258,521	$260,289

Substantially all property and equipment of the Partnership collateralize its long-term debt (see Note 7).

Note 5.    Other Assets

Other assets, net at December 31, 2005 and 2004 consisted of the following (in thousands):

	2005	2004
China, glassware and silverware	$206	$206
Debt issuance costs, net	3,794	4,454
Intangible asset related to SERP	677	801
Cash surrender value of life insurance policies	3,448	2,550
Other	70	157

	$8,195	$8,168

The initial inventory of china, glassware and silverware has been amortized to 50% of cost with the balance kept as base stock. Additional purchases of china, glassware and silverware are placed into inventory and expensed as used.

The Partnership incurred costs in connection with its issuance of mortgage notes and in connection with its new bank credit facility (see Note 7). Debt issuance costs are capitalized when incurred and amortized to interest expense based on the related debt maturities using the straight-line method, which approximates the effective interest method. At December 31, 2005, the unamortized balance related to the Partnership’s new bank credit facility was $64,000 and is amortized over the remaining term of the facility through March 31, 2007. Included in other assets at December 31, 2005 was $3,730,000 in costs related to the completed offering of mortgage notes. The amortization of debt issuance costs included in interest expense was $722,000 for each of the years ended December 31, 2005, 2004 and 2003.

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Partnership accounts for the SERP according to SFAS No. 87, “Employers’ Accounting for Pensions” (“SFAS 87”) and SFAS No. 132R, “Employers’ Disclosures about Pension and Other Postretirement Benefits” (see Note 10). Since the accumulated benefit obligation, which is the present value of benefits to be paid based on services provided and existing compensation levels, exceeds the fair value of plan assets, SFAS 87 requires the recognition of a liability (including unfunded accrued pension cost) that is at least equal to the unfunded accumulated benefit obligation. An intangible asset of $677,000 and $801,000 at December 31, 2005 and 2004, respectively, has been established for the difference between such liability and the unfunded accrued pension cost.

Note 6.    Accrued and Other Liabilities

Accrued and other liabilities at December 31, 2005 and 2004 consisted of the following (in thousands):

	2005	2004
Accrued payroll and related	$2,168	$2,054
Accrued vacation	1,708	1,722
Accrued group insurance	542	1,124
Unclaimed chips and tokens	452	508
Accrued taxes	1,155	1,122
Advance room deposits	615	507
Progressive slot liability	1,142	984
Other	1,224	1,020

	$9,006	$9,041

Note 7.    Long-Term Debt

Long-term debt at December 31, 2005 and 2004 consisted of the following (in thousands):

	2005	2004
10 1/8% Mortgage Notes due 2012 (net of unamortized discounts of $384 and $446)	$159,616	$159,554
Less current portion	—	—

	$159,616	$159,554

Scheduled maturities of long-term debt are as follows at December 31, 2005 (in thousands):

2006	$—
2007	—
2008	—
2009	—
2010	—
Thereafter	159,616

$159,616

On March 5, 2002, the Partnership and Capital (the “Issuers”) issued $160,000,000 principal amount of senior secured mortgage notes due 2012 (“Notes”). Concurrent with issuing the Notes, the Partnership entered

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

into a new senior secured credit facility (the “New Credit Facility”) for $40,000,000. The proceeds from the Notes, together with $26,000,000 in borrowings under the New Credit Facility, were used to repay $150,200,000 representing all of the indebtedness outstanding under the prior bank credit facility (the “Bank Credit Facility”) and to fund $30,000,000 of distributions to the Partners. In addition, the remaining proceeds along with operating cash flows were used to pay $6,300,000 in related fees and expenses of the transactions. These fees were capitalized and are included in other assets (see Note 5).

The Notes are senior secured obligations which rank equally with all of the Partnership’s outstanding senior debt and senior to any subordinated debt. The Notes are secured by a security interest in the Issuers’ existing and future assets, which is junior to a security interest in such assets securing the Partnership’s obligations on the New Credit Facility and any refinancings of such facility that are permitted pursuant to the terms of the Notes. Each of the Partners executed a pledge of all of its partnership interests in the Partnership to secure the Notes, which is junior to a pledge of such partnership interests to secure the Partnership’s obligations on the New Credit Facility and any refinancings of such facility that are permitted pursuant to the terms of the Notes. The Notes mature on March 1, 2012 and bear interest at the rate of 10 1/8% per annum, payable semi-annually in arrears on March 1 and September 1 of each year, commencing on September 1, 2002.

The New Credit Facility originally provided for a $20,000,000 senior secured revolving credit facility and a $20,000,000 five-year term loan facility, each of which provided for the payment of interest at floating rates based on LIBOR plus a spread. The commitment under the term loan facility originally provided for periodic reductions with the remaining balance due March 31, 2007. The term loan was paid in full as of December 31, 2003 and the revolving credit facility was reduced to $10,000,000 in November 2003.

The Notes and New Credit Facility contain various restrictive covenants including the maintenance of certain financial ratios and limitations on additional debt, disposition of property, mergers and similar transactions. On November 4, 2003, the Partnership, U.S. Bank, N.A. and Bank of America, N.A., executed an amendment to the New Credit Facility which reduced the revolving facility to $10,000,000 and revised certain covenant ratios with retroactive effect to September 30, 2003, including the maximum total debt to EBITDA ratio which the Partnership had exceeded as of September 30, 2003. On June 15, 2005, the parties executed a further amendment to the New Credit Facility (as amended, the “Amended Credit Facility”) to provide a conditional waiver of the facility’s financial covenants in respect of the quarter ended June 30, 2005, and each subsequent quarter through and including December 31, 2005, provided that no additional credit is extended under the Amended Credit Facility during the quarter for which the waiver is relied upon. In addition, as a condition precedent to any draw on the Amended Credit Facility subsequent to June 15, 2005, the Partnership must be in compliance with the Amended Credit Facility’s financial covenants as to the then most recent fiscal quarter in respect of which the Partnership is required to deliver financial statements pursuant to section 6.1 of the Amended Credit Facility. For further information regarding our financial covenants, see “Senior Secured Credit Facility” in Item 2. As of December 31, 2005, the Partnership did not meet the financial covenants in the Amended Credit Facility and consequently, is precluded from utilizing the Amended Credit Facility until it has completed a fiscal quarter as to which it is in compliance with the facility’s covenants. On March 2, 2006, the Partnership executed a further amendment to the Amended Credit Facility which extends the previously granted waiver for any defaults under the Amended Credit Facility’s financial covenants to cover the fiscal quarter ended March 31, 2006, and each subsequent fiscal quarter through and including December 31, 2006, provided that no additional credit is extended under the Amended Credit Facility during such quarter.

The March 2, 2006 amendment also waives for 2005 the covenant in Section 7.8 of the Amended Credit Facility which limits capital expenditures to $10,000,000 within a calendar year, which the Partnership exceeded for the year ended December 31, 2005. In addition, the amendment raises the capital expenditure limit to $12,500,000 for future calendar years.

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the year ended December 31, 2005, there was not indebtedness outstanding under the Amended Credit Facility. The entire principal amount, if any, then outstanding under the Amended Credit Facility becomes due and payable on March 31, 2007 unless the maturity date is extended with the consent of the lenders. As of December 31, 2005, the Partnership was in compliance with the covenants in the indenture relating to the Notes.

On April 8, 2003, the Partnership entered into a fixed-to-floating swap agreement with a $60,000,000 notional amount. Pursuant to this swap agreement, which had an expiration date of March 1, 2006, the Partnership received interest at a fixed rate of 10.125% per annum and paid interest based on a floating rate index that was computed on a 6-month LIBOR, in arrears, plus 7.36%. The amounts due under the swap agreement were payable on September 1 and March 1 of each year, beginning September 1, 2003. On June 11, 2003, the Partnership terminated the swap agreement in advance of its scheduled termination date and received $1,014,000 representing the fair market value of the swap. This interest rate swap did not meet the criteria for hedge accounting established by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities;” therefore, the entire cash receipt was recorded as interest rate swap income.

Note 8.    Other Long-term Liabilities

Other long-term liabilities at December 31, 2005 and 2004 consisted of the following (in thousands):

	2005	2004
Accrued SERP	$3,327	$2,412
SERP additional minimum liability	677	801

	$4,004	$3,213

Note 9.    Related Parties

An affiliate of each of our Partners owns and operates a casino attached and adjacent to Silver Legacy. Our Partners may be deemed to be in a conflict of interest position with respect to decisions they make relating to the Partnership as a result of the interests their affiliates have in the Eldorado Hotel & Casino and Circus Circus Hotel & Casino-Reno, respectively.

Silver Legacy has utilized a King Air aircraft owned by King Air Operations LLC, a wholly owned subsidiary of Recreational Enterprises, Inc. (“REI”), for the purpose of providing air service to select customers. During the years ended December 31, 2005, 2004 and 2003, the Partnership paid $22,500, $24,600 and $14,800, respectively, for such services. Although there is no agreement obligating the Partnership to utilize the plane or entitling it to do so, it is anticipated that the Partnership will continue to utilize this service from time to time in the future on terms mutually acceptable to the parties. REI, which owns 55% of ELLC, is owned by various members of the Carano family, including Gary L. Carano, Silver Legacy’s General Manager, Glenn T. Carano, Silver Legacy’s Executive Director of Marketing, and Gene R. Carano, a member of the Partnership’s Executive Committee, each of whom owns an approximately 10.1% beneficial interest in REI, and Donald L. Carano, the father of Gary, Glenn and Gene Carano, who owns an approximately 49.5% interest in REI.

Silver Legacy’s marketing and sales departments have utilized a yacht owned by Sierra Adventure Equipment Leasing, Inc. (“Sierra Leasing”) at a flat rate per trip of $2,500 ($1,250 if the trip was shared with our Partner, ELLC) for various promotional events. The payments made by the Partnership to Sierra Leasing for the use of the yacht totaled $15,000, $15,000 and $6,300 during 2005, 2004 and 2003, respectively. Although there is no agreement obligating the Partnership to utilize the yacht or entitling it to do so, it is anticipated that the

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Partnership will continue to utilize this service from time to time in the future on terms mutually acceptable to the parties. Sierra Leasing is owned by Donald L. Carano, the father of Gary L. Carano, Silver Legacy’s General Manager, Glenn T. Carano, Silver Legacy’s Executive Director of Marketing, and Gene R. Carano, a member of the Partnership’s executive committee.

Eldorado Resorts LLC owns the skywalk that connects Silver Legacy with the Eldorado Hotel & Casino. The charges from the service provider for the utilities associated with this skywalk are billed to the Partnership together with the charges for the utilities associated with Silver Legacy. Such charges are paid to the service provider by the Partnership, and the Partnership is reimbursed by Eldorado Resorts LLC for the portion of the charges allocable to the utilities provided to the skywalk. The charges for the utilities provided to the skywalk during the years ended December 31, 2005, 2004, and 2003 were $80,400, $75,600, and $68,100, respectively.

Since 1998, the Partnership has purchased from Eldorado Resorts LLC homemade pasta and other products for use in the restaurants at Silver Legacy and it is anticipated that the Partnership will continue to make similar purchases in the future. For purchases of these products during the years ended December 31, 2005, 2004 and 2003, which are billed to the Partnership at cost plus associated labor, the Partnership paid Eldorado Resorts LLC $56,700, $53,100, and $56,600, respectively.

Beginning in October 2005, the Partnership began providing on-site laundry services for Eldorado Resorts LLC related to the cleaning of certain types of linens. Although there is no agreement obligating Eldorado Resorts LLC to utilize this service, it is anticipated that the Partnership will continue to provide these laundry services in the future. The Partnership charges Eldorado Resorts LLC for labor and laundry supplies on a per unit basis which totaled $6,000 during the year ended December 31, 2005. We believe the terms of which the Partnership provided these services were at least as favorable to it as those that would have been obtained in comparable transactions with an unaffiliated third party.

In April 2001, the Partnership began utilizing 235 spaces in the parking garage at Circus Circus Hotel and Casino-Reno. The spaces are utilized to provide parking for employees of Silver Legacy. In consideration for its use of the spaces, the Partnership pays Circus Circus Hotel and Casino-Reno rent in the amount of $5,000 per month. Although there is no agreement obligating the Partnership to continue utilizing the spaces or entitling it to do so, it is anticipated that the Partnership will continue this agreement for the foreseeable future.

Note 10.    Employee Retirement Plans

The Partnership instituted a defined contribution 401(k) plan in September 1995 which covers all employees who meet certain age and length of service requirements and allows an employer contribution up to 25 percent of the first six percent of each participating employee’s compensation. Plan participants can elect to defer before tax compensation through payroll deductions. Those deferrals are regulated under Section 401(k) of the Internal Revenue Code. The Partnership’s matching contributions were $239,000, $240,000 and $253,000, respectively, for the years ended December 31, 2005, 2004 and 2003.

Effective January 1, 2002, the Partnership adopted a Supplemental Executive Retirement Plan (“SERP”) for a select group of highly compensated management employees. The SERP provides for a lifetime benefit at age 65, based on a formula which takes into account a participant’s highest annual compensation, years of service, and executive level. The SERP also provides an early retirement benefit at age 55 with at least four years of service, a disability provision, and a lump sum death benefit. The obligation is being funded through life insurance contracts on the participants and related cash surrender value. The Partnership’s periodic pension costs were $926,000, $886,000 and $789,000, respectively, for the years ended December 31, 2005, 2004 and 2003.

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following information summarizes activity in the SERP for the years ended December 31, 2005 and 2004 (in thousands):

	2005	2004
Changes in Projected Benefit Obligation
Projected benefit obligation at beginning of year	$4,148	$3,432
Service cost	438	453
Interest cost	261	206
Actuarial losses	(218)	68
Benefits paid	(11)	(11)

Projected benefit obligation at end of year	$4,618	$4,148

Fair Value of Plan Assets(1)	$—	$—

Reconciliation of Funded Status
Funded status	$(4,618)	$(4,148)
Unrecognized actuarial loss	159	378
Unrecognized prior service cost	1,132	1,358

Accrued net pension cost	$(3,327)	$(2,412)

Amounts Recognized on Consolidated Balance Sheets
Accrued net pension cost	$(3,327)	$(2,412)
Additional minimum liability	(677)	(801)
Intangible asset	677	801
Accumulated other comprehensive loss	—	—

Net liability reflected on Consolidated Balance Sheets	$(3,327)	$(2,412)

Weighted Average Assumptions
Discount rate used to determine benefit obligations	5.4%	5.7%
Discount rate used to determine net periodic benefit cost	5.4%	6.0%
Expected long-term return on plan assets	N/A	N/A
Rate of compensation increase	3.5%	3.5%

The components of net periodic pension cost were as follows for the years ended December 31, 2005, 2004 and 2003 (in thousands):

	2005	2004	2003
Components of Net Pension Cost
Current period service cost	$438	$453	$390
Interest cost	261	206	172
Amortization of prior service cost	227	227	227
Recognized net actuarial loss	—	—	—

Net expense	$926	$886	$789

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following benefit payments, which reflect expected future service as appropriate, are expected to be paid over the next ten years:

(in thousands)
2006	$20
2007	43
2008	79
2009	114
2010	114
2011-2015	$2,394

(1)	While the SERP is an unfunded plan, the Partnership is informally funding the plan through life insurance contracts on the participants. The life insurance contracts had cash surrender values totaling $3,448,000 and $2,550,000 at December 31, 2005 and 2004, respectively. The life insurance contracts had a face value of $10,950,000 at December 31, 2005 and 2004.

Note 11.    Commitments and Contingencies

Letters of Credit

The New Bank Credit Facility does not allow for the issuance of letters of credit beyond the revolving portion of the Bank Credit Facility of which none was outstanding as of December 31, 2005.

Operating Leases

The Partnership leases land and equipment under operating leases. Future minimum payments under noncancellable operating leases with initial terms of one year or more consisted of the following at December 31, 2005 (in thousands):

2006	$177
2007	150
2008	38
2009	—
2010	—

$365

Total rental expense under operating leases was $148,000, $244,000 and $278,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

Litigation

The Partnership is party to various litigation arising in the normal course of business. Management is of the opinion that the ultimate resolution of these matters will not have a material effect on the financial position or the results of operations of the Partnership.

Note 12.    Partnership Agreement

Under the Partnership’s original partnership agreement, as long as ELLC had the right to select the General Manager of the Silver Legacy, Galleon was entitled annually on a non-cumulative basis, commencing with the

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

eight-month period ending December 31, 1997 and for each subsequent 12-month period, to a priority allocation of the Partnership’s operating income (the “Priority Allocation”) in an amount equal to approximately 11.54% of the average of the “Adjusted Initial Investment” (as defined) for the period. If, after deducting equal shares of interest expense, a Partner’s share of the priority allocation is less than zero, additional operating income is allocated to that Partner to bring their allocation to zero. For purposes of determining the amount of the Priority Allocation for any period, the term “Adjusted Initial Investment” means $290,000,000 (the “Initial Investment”) as adjusted at the end of the year by subtracting (i) the depreciation on the Initial Investment taken in such year in accordance with the depreciation schedule agreed to by the Partners and (ii) the principal payments which would have been made in repayment of the original bank financing utilized for the development, construction and completion of the Silver Legacy.

As a result of the Priority Allocation, each of the Partners received 50% of the operating income through April 30, 1997 and Galleon received 100% of operating income for the remaining eight months ending December 31, 1997 and for the twelve months ending December 31, 1998. The total allocations to the two Partners for the years ended December 31, 2001 and 2000, were $10,560,000 and $11,935,000 to ELLC and $10,560,000 and $9,835,000 to Galleon, respectively. The allocation to ELLC for the year ended December 31, 2000 included $1,050,000 to adjust for an excess allocation in the same amount to Galleon for the year ended December 31, 1999.

Concurrent with the issuance of the Notes on March 5, 2002, the Partnership’s original partnership agreement was amended and restated in its entirety and was further amended in April 2002 (the “New Partnership Agreement”). The New Partnership Agreement provides for, among other items, profits and losses to be allocated to the Partners in proportion to their percentage interests, separate capital accounts to be maintained for each Partner, provisions for management of the Partnership and payment of distributions and bankruptcy and/or dissolution of the Partnership. The April 2002 amendments were principally (i) to provide equal voting rights for ELLC and Galleon with respect to approval of the partnership’s annual business plan and the appointment and compensation of the general manager, and (ii) to give each Partner the right to terminate the general manager.

Total distributions for the year ended December 31, 2005 totaled $1,538,000 and included a distribution of $769,000 each to ELLC and Galleon representing fiscal 2005 tax distributions. Total distributions for the year ended December 31, 2004 totaled $5,434,000 and included: (i) a distribution of $1,805,000 each to ELLC and Galleon representing fiscal 2004 tax distributions, and (ii) a distribution of $912,000 each to ELLC and Galleon representing taxes owed related to our fiscal 1995 and 1996 Internal Revenue Service audits. Total distributions for the year ended December 31, 2003 totaled $4,050,000 and included: (i) a distribution of $1,677,000 each to ELLC and Galleon representing fiscal 2003 tax distributions, and (ii) a distribution of $348,000 each to ELLC and Galleon representing fiscal 2002 tax distributions.