Form 10-Q
period 2006-03-31
CIRCUS & ELDORADO JOINT VENTURE; SILVER LEGACY CAPITAL CORP
filed 2006-05-15
CIK 1171079, 1171078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2006.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

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

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31, 2006	December 31, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$32,413	$35,142
Accounts receivable, net	4,749	6,041
Inventories	2,032	2,057
Prepaid expenses and other	3,878	4,216

Total current assets	43,072	47,456
PROPERTY AND EQUIPMENT, NET	256,689	258,521
OTHER ASSETS, NET	8,137	8,195

Total Assets	$307,898	$314,172

LIABILITIES AND PARTNERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,511	$6,505
Accrued interest	1,363	5,413
Accrued and other liabilities	9,093	9,006

Total current liabilities	15,967	20,924
LONG-TERM DEBT	159,632	159,616
OTHER LONG-TERM LIABILITIES	4,217	4,004

Total liabilities	179,816	184,544
PARTNERS’ EQUITY	128,082	129,628

Total Liabilities and Partners’ Equity	$307,898	$314,172

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

	Three Months Ended March 31,
	2006	2005
OPERATING REVENUES:
Casino	$18,274	$17,140
Rooms	8,910	7,676
Food and beverage	8,372	7,815
Other	1,903	1,949

	37,459	34,580
Less: promotional allowances	(3,332)	(3,100)

Net operating revenues	34,127	31,480

OPERATING EXPENSES:
Casino	10,176	9,419
Rooms	2,942	2,788
Food and beverage	5,956	5,738
Other	1,553	1,609
Selling, general and administrative	7,950	7,380
Depreciation	3,140	2,651
Gain on disposition of assets	(61)	—

Total operating expenses	31,656	29,585

OPERATING INCOME	2,471	1,895

OTHER (INCOME) EXPENSE:
Interest expense, net	4,122	4,195
Other, net	(105)	34

Total other (income) expense	4,017	4,229

NET LOSS	$(1,546)	$(2,334)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY

(In thousands)

	Galleon, Inc.	Eldorado Resorts, LLC	Total
BALANCE, January 1, 2006	$59,814	$69,814	$129,628
Net loss	(773)	(773)	(1,546)

BALANCE, March 31, 2006	$59,041	$69,041	$128,082

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,546)	$(2,334)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,320	2,831
Gain on disposition of assets	(61)	—
Increase in accrued pension cost	214	230
Changes in current assets and current liabilities:
Accounts receivable, net	1,292	1,227
Inventories	25	95
Prepaid expenses and other	338	248
Accounts payable	(994)	774
Accrued interest	(4,050)	(4,050)
Accrued and other liabilities	87	(613)

Total adjustments	171	742

Net cash used in operating activities	(1,375)	(1,592)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets	61	—
(Increase) decrease in other assets	(107)	130
Purchase of property and equipment	(1,308)	(3,617)

Net cash used in investing activities	(1,354)	(3,487)

Net decrease in cash and cash equivalents	(2,729)	(5,079)
Cash and cash equivalents at beginning of period	35,142	30,239

Cash and cash equivalents at end of period	$32,413	$25,160

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during period for interest	$8,128	$8,128

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On April 25, 2005, a wholly owned subsidiary of MGM MIRAGE (“MGM”) was merged with and into Mandalay as a result of which Mandalay became a wholly owned subsidiary of MGM MIRAGE. With the consummation of the merger, MGM MIRAGE acquired Mandalay’s ownership of Galleon, Inc.

The condensed consolidated financial statements include the accounts of the Partnership and its wholly owned subsidiary, Silver Legacy Capital Corp. (“Capital”). Capital was established solely for the purpose of serving as a co-issuer of $160,000,000 principal amount of 10 1/8% mortgage notes due 2012 issued by the Partnership and Capital and, as such, Capital does not have any operations, assets, or revenues. All significant intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of Management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, all of which are normal and recurring, necessary to present fairly the financial position of the Partnership as of March 31, 2006, and the results of operations and cash flows for the three months ended March 31, 2006 and 2005. The results of operations for such periods are not necessarily indicative of the results to be expected for a full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership’s annual report on Form 10-K for the year ended December 31, 2005.

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

Note 3. Long-Term Debt

Long-term debt consisted of the following (in thousands):

	March 31, 2006	December 31, 2005
10 1/8% Mortgage Notes due 2012 (net of unamortized discount of $368 and $384, respectively)	$159,632	$159,616

On March 5, 2002, the Partnership and Capital (the “Issuers”) issued $160,000,000 principal amount of senior secured mortgage notes due 2012 (“Notes”). Concurrent with issuing the Notes, the Partnership entered into a new senior secured credit facility (the “Credit Facility”) for $40,000,000. The proceeds from the Notes, together with $26,000,000 in borrowings under the Credit Facility, were used to repay $150,200,000 representing all of the indebtedness outstanding under a prior bank credit facility and to fund $30,000,000 of distributions to the Partners. In addition, the remaining proceeds along with operating cash flows were used to pay $6,300,000 in related fees and expenses of the transactions. These fees were capitalized and are included in other assets.

The Notes are senior secured obligations which rank equally with all of the Partnership’s outstanding senior debt and senior to any subordinated debt. The Notes are secured by a security interest in the Issuers’ existing and future assets, which is junior to a security interest in such assets securing the Partnership’s obligations on the Credit Facility and any refinancings of such facility that are permitted pursuant to the terms of the Notes. Each of the Partners executed a pledge of all of its partnership interests in the Partnership to secure the Notes, which is junior to a pledge of such partnership interests to secure the Partnership’s obligations on the Credit Facility and any refinancings of such facility that are permitted pursuant to the terms of the Notes. The Notes mature on March 1, 2012 and bear interest at the rate of 10 1/8% per annum, payable semi-annually in arrears on March 1 and September 1 of each year, commencing on September 1, 2002.

The Credit Facility originally provided for a $20,000,000 senior secured revolving credit facility and a $20,000,000 five-year term loan facility, each of which provided for the payment of interest at floating rates based on LIBOR plus a spread. The commitment under the term loan facility originally provided for periodic reductions with the then remaining balance due March 31, 2007. The term loan was paid in full as of December 31, 2003 and the revolving credit facility was reduced to $10,000,000 in November 2003.

The Notes and Credit Facility contain various restrictive covenants including the maintenance of certain financial ratios and limitations on additional debt, disposition of property, mergers and similar transactions. On November 4, 2003, the Partnership, U.S. Bank, N.A. and Bank of America, N.A., executed an amendment to the Credit Facility which reduced the revolving facility to $10,000,000 and revised certain covenant ratios with retroactive effect to September 30, 2003, including the maximum total debt to EBITDA ratio which the Partnership had exceeded as of September 30, 2003. On June 15, 2005, the parties executed a further amendment to the Credit Facility to provide a conditional waiver of the facility’s financial covenants in respect of the quarter ended June 30, 2005, and each subsequent quarter through and including December 31, 2005, provided that no additional credit is extended under the Credit Facility during the quarter for which the waiver is relied upon. In addition, as a condition precedent to any draw on the Credit Facility subsequent to June 15, 2005, the Partnership must be in compliance with the Credit Facility’s financial covenants as to the then most recent fiscal quarter in respect of which the Partnership is required to deliver financial statements pursuant to section 6.1 of the Credit Facility. For further information regarding our financial covenants, see “Senior Secured Credit Facility” in Item 2. On March 2, 2006, the Partnership executed a further amendment to the Credit Facility which extends the previously granted waiver for any defaults under the Credit

Facility’s financial covenants to cover the fiscal quarter ended March 31, 2006, and each subsequent fiscal quarter through and including December 31, 2006, provided that no additional credit is extended under the Credit Facility during such quarter. At March 31, 2006, there was no indebtedness outstanding under the Credit Facility. As of such date, the Partnership was in compliance with all of the covenants in the Credit Facility and had the ability to borrow on a revolving basis all of the $10,000,000 available under the Credit Facility. The entire principal amount, if any, then outstanding under the Credit Facility becomes due and payable on March 31, 2007 unless the maturity date is extended with the consent of the lenders. As of March 31, 2006, the Partnership was in compliance with the covenants in the indenture relating to the Notes.

The March 2, 2006 amendment also waived for 2005 the covenant in Section 7.8 of the Credit Facility which then limited capital expenditures to $10,000,000 within a calendar year, which the Partnership exceeded for the year ended December 31, 2005. In addition, the amendment raised the capital expenditure limit to $12,500,000 for future calendar years.

Note 4. Related Parties

An affiliate of each of our Partners owns and operates a casino attached and adjacent to Silver Legacy. Our Partners may be deemed to be in a conflict of interest position with respect to decisions they make relating to the Partnership as a result of the interests their affiliates have in the Eldorado Hotel & Casino and Circus Circus Hotel & Casino-Reno, respectively.

Note 5. Supplemental Executive Retirement Plan

Effective January 1, 2002, the Partnership adopted a Supplemental Executive Retirement Plan (“SERP”) for a select group of highly compensated management employees. The SERP provides for a lifetime benefit at age 65, based on a formula which takes into account a participant’s highest annual compensation, years of service, and executive level. The SERP also provides an early retirement benefit at age 55 with at least four years of service, a disability provision, and a lump sum death benefit. While the SERP is an unfunded plan, the Partnership is informally funding the plan through life insurance contracts on the participants. The Partnership anticipates that its periodic pension cost for the year ending December 31, 2006 will be approximately $868,000, of which $214,000 had been accrued as of March 31, 2006.

Note 6. Partnership Agreement

Concurrent with the issuance of the Notes on March 5, 2002, the Partnership’s partnership agreement was amended and restated in its entirety and was further amended in April 2002 (the “Partnership Agreement”). The Partnership Agreement provides for, among other things, profits and losses to be allocated to the Partners in proportion to their percentage interests, separate capital accounts to be maintained for each Partner, provisions for management of the Partnership and payment of distributions and bankruptcy and/or dissolution of the Partnership. The April 2002 amendments were principally (i) to provide equal voting rights for ELLC and Galleon with respect to approval of the Partnership’s annual business plan and the appointment and compensation of the general manager, and (ii) to give each Partner the right to terminate the general manager.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Effective March 1, 1994, Eldorado Limited Liability Company (“ELLC”), a Nevada limited liability company owned and controlled by Eldorado Resorts LLC, and Galleon, Inc. (“Galleon”), a Nevada corporation now owned and controlled by MGM MIRAGE, entered into a joint venture agreement to establish the Partnership, for the purpose of constructing, owning and operating Silver Legacy. Capital, a wholly owned subsidiary of the Partnership, was incorporated for the sole purpose of serving as a co-issuer of the $160 million principal amount of 10 1/8% mortgage notes due 2012 issued by the Partnership and Capital (the “Notes”), and does not have any operations, assets or revenues.

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

Our operating results are highly dependent on the volume of customers visiting and staying at our resort. Key volume indicators include table games drop and slot handle, which refer to amounts wagered by our customers. The amount of volume we retain, which is not fully controllable by us, is recognized as casino revenues and is referred to as our win or hold. In addition, hotel occupancy and price per room, or average daily rate (“ADR”), are key indicators for our hotel business.

Significant Factors Affecting Results of Operations

Expansion of Native American Gaming

A significant portion of Silver Legacy’s revenues and operating income are generated from patrons who are residents of northern California, and as such, our results of operations have been adversely impacted by the growth in Native American gaming in northern California. Many existing Native American gaming facilities in northern California are modest compared to Silver Legacy. However, some Native American tribes have established large-scale gaming facilities in California and numerous Native American tribes have announced that they are in the process of expanding, developing, or are considering establishing, large-scale hotel and gaming facilities in northern California. In particular, a significant Native American casino located approximately 21 miles northeast of Sacramento opened in June 2003. While this new casino does not currently have hotel rooms, it presently has approximately 2,700 slot machines and 100 table games which exceeds the number of gaming units at Silver Legacy. As this facility and other northern California Native American gaming operations have expanded, we believe the increasing competition generated by these gaming operations has negatively impacted drive-in, day-trip visitor traffic from our main feeder markets in northern California.

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

We believe the continued growth of Native American establishments could continue to place additional competitive pressure on our operations. While we cannot predict the extent of any future impact, it could be significant.

Severe Weather

Silver Legacy’s operations are subject to seasonal variation, with the weakest results generally occurring during the winter months. Variations occur when weather conditions make travel to Reno by visitors from northern California, our main feeder market, difficult. Throughout the first quarter of 2005, our region experienced extremely poor weather, including 100-year record snowfall. As a result, there was a significant adverse affect on our hotel occupancy and slots, table games, and restaurant volume. During the first quarter of 2006, March was the only month in which we were impacted by poor weather while January and February benefited from unseasonably mild weather.

Other Factors Affecting Results of Operations

A public works project is underway in the downtown Reno area which will lower the train tracks that traverse Reno’s downtown district and separate the Silver Legacy and the two adjoining properties from the rest of the downtown gaming facilities. Construction on this project began in 2003 and is expected to be completed in 2006. To date, the impact of this project on our operations has been minimal; however, we cannot determine its impact on our future operations.

Summary Financial Results

The following table highlights the results of our operations (dollars in thousands):

	Three months ended March 31, 2006	Percent Change	Three months ended March 31, 2005
Net revenues	$34,127	8.4%	$31,480
Operating expenses	31,656	7.0	29,585
Operating income	2,471	30.4	1,895
Net loss	(1,546)	(33.8)	(2,334)

Net Revenues. Net revenues increased primarily due to growth in casino, rooms, and food and beverage revenues which benefited from strong convention business and aggressive casino marketing promotions during the first quarter of 2006 compared to the same prior year period. While increased competition generated by the expansion of Native American gaming continues to impact the number of visitors to the Reno market, the downward trend experienced during the past few years was not evident in the last half of 2005 and first quarter of 2006; however, there can be no assurance this will continue in future periods. Severe weather conditions throughout the first quarter of 2005 also had a negative impact on drive-in visitors from northern California resulting in lower revenues during the prior year period.

The National Bowling Stadium, located one block from Silver Legacy, is one of the largest bowling complexes in North America and has been selected to host multi-month tournaments in Reno two out of every three years through 2018. Historically, these bowling tournaments have attracted a significant number of visitors to the Reno market and have benefited the downtown area. The United States Bowling Congress women’s bowling tournament began in mid-March in 2006 and is scheduled to continue through mid-July. A major bowling tournament was not held during 2005.

Operating Income and Net Loss. The increase in operating income and decline in net loss resulted from increases in departmental revenues combined with lower departmental expenses, as a percentage of revenues. Efforts to control costs combined with labor efficiencies resulted in higher departmental profit margins during the first quarter of 2006 compared to the same prior year period.

Revenues

The following table highlights our sources of net operating revenues (dollars in thousands):

	Three months ended March 31, 2006	Percent Change	Three months ended March 31, 2005
Casino	$18,274	6.6%	$17,140
Rooms	8,910	16.1	7,676
Food and beverage	8,372	7.1	7,815
Other	1,903	(2.4)	1,949
Promotional allowances	3,332	7.5	3,100

Casino Revenues. Increases in slots and table games volume, along with a higher hold percentages in both areas, resulted in increased casino revenues during the first quarter of 2006 compared to the same prior year period. The primary contributors to the growth in casino volume were increased on-property traffic generated by higher hotel occupancy combined with additional casino marketing promotions offered during the current year.

Room Revenues. Our ADR and occupancy percentage were $68.27 and 76.8%, respectively, for the three months ended March 31, 2006 compared to $63.13 and 71.0%, respectively, for the three months ended March 31, 2005. The gains in ADR and occupancy were mainly driven by increases in convention room nights during the current year. In addition, severe winter weather combined with our hotel room renovation project, which removed from service approximately 100 rooms per day throughout the first quarter of 2005, including during holidays and weekends when we generally would have otherwise achieved an occupancy level at or near 100%, negatively impacted our ADR and occupancy during the first quarter of 2005.

Food and Beverage Revenues. Food and beverage revenues rose during the first quarter of 2006 compared to 2005 due to increases in beverage cash sales and our restaurant average check. In addition, higher banquet revenues associated with increased convention business during the first quarter of 2006 contributed to the increase over the same prior year period.

Other Revenues. Other revenues are comprised of revenues generated by our retail outlets, arcade, entertainment and other miscellaneous items. The decrease in other revenues was mainly due to a decline in entertainment revenues resulting from fewer concert dates scheduled during the first quarter of 2006 compared the same prior year period. In addition, our arcade was permanently closed in December of 2005. The arcade was replaced by two new retail outlets, Bijoux Terner, an international accessory store which we operate, and Harley Davidson, which is operated under a lease to a third party. The decline in entertainment revenues was partially offset by increased retail revenues associated with the new outlet we operate which opened in February 2006.

Promotional Allowances. Promotional allowances, expressed as a percentage of gross revenues, decreased slightly to 8.9 % in 2006 from 9.0% in 2005 primarily due to a decline in complimentary concert tickets as a result of the aforementioned decrease in the number of concert dates during the first quarter of 2006 compared to the same prior year period.

Operating Expenses

The following table highlights our operating expenses (dollars in thousands):

	Three months ended March 31, 2006	Percent Change	Three months ended March 31, 2005
Casino	$10,176	8.0%	$9,419
Rooms	2,942	5.5	2,788
Food and beverage	5,956	3.8	5,738
Other	1,553	(3.5)	1,609
Selling, general and administrative	7,950	7.7	7,380
Depreciation	3,140	18.4	2,651

Casino Expenses. Casino expenses rose in conjunction with the growth in casino volume and revenues. Savings in departmental payroll were offset by increases in direct mail costs, slot machine conversion expenses, and promotional expenditures.

Room Expenses. The increase in occupancy during the first quarter in 2006 compared to the same prior year period was the primary contributor to the increase in room expenses. However, decreases in travel agent commissions along with a decline in supplies associated with renovated hotel rooms placed in service during the first quarter of 2005 combined with a higher ADR resulted in an increased hotel departmental profit margin.

Food and Beverage Expenses. Food and beverage expenses grew in proportion with food and beverage revenues. Savings in food costs of sales and payroll, as a percentage of revenues, resulted in an improved profit margin within the food department.

Other Operating Expenses. Other operating expenses are comprised of expenses associated with the operation of our retail outlets, arcade and events pavilion along with the entertainment department’s production costs and professional fees. Other operating expenses fell primarily due to a decline in entertainment expenses, principally for professional entertainer fees, as a result of a decline in the number of concert dates during the first quarter of 2006 compared to the same prior year period.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased principally as a result of higher advertising expenditures for television and radio media in an effort to increase awareness in our feeder markets and counteract Native American gaming competition. In addition, higher utilities expenses, facilities payroll, building repairs and maintenance, credit card discounts, and an increase in professional services and maintenance contracts related to our computer information systems contributed to the rise in expenses during the current period.

Depreciation Expense. Depreciation expense during the first quarter of 2006 increased over the same prior year period primarily due to depreciation associated with new capital purchases.

Other (Income) Expense

Other (income) expense is comprised of interest expense, net and other (income) expense. Interest expense, net decreased $0.1 million as a result of increased interest income during the first quarter of 2006 which was generated by growth in our invested cash reserves. Other (income) expense in both periods was related to the change in market value of the funded portion of our supplemental executive retirement plan.

Liquidity and Capital Resources

During the three months ended March 31, 2006, we used cash flows from operating activities of $1.4 million compared to $1.6 million during the three months ended March 31, 2005. The $0.2 million decrease in cash provided by operations was primarily due to various changes in balance sheet accounts which offset the decline in the net loss in 2006 compared to 2005. The changes in these balance sheet accounts represented changes which occurred in the normal course of business. As of March 31, 2006, cash and cash equivalents were $32.4 million, which are sufficient for normal operating requirements.

Cash used in investing activities for the three months ended March 31, 2006 was $1.4 million compared to $3.5 million for the three months ended March 31, 2005, and related primarily to capital expenditures for various renovation projects and equipment purchases. Capital purchases in 2005 exceeded the level in 2006 primarily due to expenditures related to our hotel room remodel project which was completed in 2005. Our executive committee has approved $11.2 million in capital expenditures for 2006.

There was no cash used in financing activities during the three months ended March 31, 2006 and 2005.

In July 2005, we renewed our general and liability insurance policies. Under these policies, the Partnership and the owner of the adjacent property, Eldorado Resorts LLC (which is an affiliate of ELLC), have combined earthquake coverage of $320 million and combined flood coverage of $245 million. In the event that an earthquake causes damage only to the Partnership’s property, the Partnership is eligible to receive up to $320 million in coverage depending on the replacement cost. However, in the event that both properties are damaged, the Partnership is entitled to receive, to the extent of any replacement cost incurred, up to $266 million of the coverage amount (based on our percentage of the earthquake coverage) and up to the portion of the other $54 million, if any, remaining after satisfaction of a claim of Eldorado Resorts LLC with respect to its adjoining property. In the event that a flood causes damage only to the Partnership’s property, the Partnership is eligible to receive up to $245 million in coverage depending on the replacement cost. However, in the event that both properties are damaged, the Partnership is entitled to receive, to the extent of any replacement cost incurred, up to $231.5 million of the coverage amount (based on our percentage of the flood coverage) and up to the portion of the other $13.5 million, if any, remaining after satisfaction of a claim of Eldorado Resorts LLC with respect to its adjoining property.

Our insurance policy also includes combined terrorism coverage up to $425 million for a certified act of terrorism and up to $250 million for a non-certified act of terrorism. In the event that a certified, or a non-certified, act of terrorism causes damage only to the Partnership’s property, the Partnership is eligible to receive up to $425 million, or $250 million, respectively, in coverage depending on the replacement cost. However, in the event that both properties are damaged, the Partnership is entitled to receive, to the extent of any replacement cost incurred, up to $235 million for a certified act, or up to $138 million for a non-certified act, of the coverage amount (based on our percentage of the total property value) and up to the portion of the other $190 million, or $112 million, respectively, if any, remaining after satisfaction of a claim of Eldorado Resorts LLC with respect to its adjoining property. This new policy also covers an additional property located in Shreveport, LA which was recently acquired by Eldorado Resorts LLC. In the event that a certified, or a non-certified, act of terrorism causes damage to all three properties, the Partnership is entitled to receive, to the extent of any replacement cost incurred, up to $195.5 million for a certified act, or up to $115 million for a non-certified act, of the coverage amount (based on our percentage of the total property value) and up to the portion of the other $229.5 million, or $135 million, respectively, if any, remaining after satisfaction of the claims of the other two properties.

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

We believe we have sufficient capital resources to meet all of our obligations. These obligations include existing cash obligations, funding of capital commitments and servicing our debt. Our future sources of liquidity are anticipated to be from our operating cash flow and borrowings available under our amended senior secured credit facility. See “Senior Secured Credit Facility” below.

The Notes

On March 5, 2002, the Partnership and Capital issued $160,000,000 principal amount of senior secured mortgage notes due 2012 (“Notes”). The Notes are senior secured obligations which rank equally with all of the Partnership’s outstanding senior debt and senior to any subordinated debt. The Notes are secured by a security interest in the Issuers’ existing and future assets, which is junior to a security interest in such assets securing the Partnership’s obligations under its credit facility and any refinancings of such facility that are permitted pursuant to the terms of the Notes. Each of the Partners executed a pledge of all of its partnership interests in the Partnership to secure the Notes, which is junior to a pledge of such partnership interests to secure the Partnership’s obligations on the credit facility and any refinancings of such facility that are permitted pursuant to the terms of the Notes. The Notes mature on March 1, 2012 and bear interest at the rate of 10 1/8% per annum, payable semi-annually in arrears on March 1 and September 1 of each year, commencing on September 1, 2002. At March 31, 2006, we were in compliance with all of the covenants in the indenture related to the Notes.

Senior Secured Credit Facility

On November 4, 2003, we executed an amendment to our credit facility (as amended, the “Credit Facility”) which originally included a term facility (which was paid in full in 2003) and a revolving facility. The amendment reduced the revolving facility to $10.0 million, none of which was outstanding at March 31, 2006, and revised certain covenant ratios with retroactive effect to September 30, 2003, including the maximum total debt to EBITDA ratio which we had exceeded as of September 30, 2003. Under the Credit Facility, we must maintain a maximum ratio of total debt to EBITDA of 5.00 to 1.00 for the quarters ending September 30, 2003 through March 31, 2006 and 4.75 to 1.00 for the quarter ending June 30, 2006 and thereafter. Under the Credit Facility, we are also required to maintain a minimum ratio of EBITDA to fixed charges of 1.20 to 1.00 at all times. The Credit Facility is secured by a first priority security interest in substantially all of our existing and future assets, other than certain licenses which may not be pledged under applicable law, and a first priority pledge of and security interest in all of the partnership interests in the Partnership held by its partners. The Credit Facility ranks equal in right of payment to our existing and future senior indebtedness, including the Notes, but the security interests securing our obligations under the Credit Facility are senior to the security interests securing our obligations on the Notes. The Credit Facility contains customary events of default and covenants, including covenants that limit or restrict our ability to incur additional debt; create liens or other encumbrances; pay dividends or make other restricted payments; prepay subordinated indebtedness; make investments, loans or other guarantees; sell or otherwise dispose of a portion of our assets; or make acquisitions or merge or consolidate with another entity.

On June 15, 2005, we executed a further amendment to the Credit Facility to provide a conditional waiver of the facility’s financial covenants in respect of the quarter ended June 30, 2005, and each subsequent quarter through and including December 31, 2005, provided that no additional credit was extended under the Credit Facility during a quarter for which a waiver was relied upon. In addition, as a condition precedent to any draw on the Credit Facility subsequent to June 15, 2005, we must be in compliance with the Credit Facility’s financial covenants as to the then most recent fiscal quarter in respect of which we are required to deliver financial statements pursuant to the Credit Facility.

On March 2, 2006, the Partnership executed a further amendment to the Credit Facility which extends the previously granted waiver for any defaults under the Credit Facility’s covenants to cover the fiscal quarter ended March 31, 2006 and each subsequent fiscal quarter through and including December 31, 2006, provided that no additional credit is extended under the Credit Facility during such quarters. The March 2, 2006 amendment also waived for 2005 the covenant in Section 7.8 of the Credit Facility which then limited capital expenditures to $10.0 million within a calendar year, which the Partnership exceeded for the year ended December 31, 2005. In addition, the amendment raised the capital expenditure limit to $12.5 million for future calendar years.

There is no indebtedness currently outstanding under the Credit Facility and we do not anticipate utilizing our borrowing capacity under the Credit Facility during 2006. So long as we do not have any indebtedness outstanding under the Credit Facility our inability to satisfy its covenant ratios would not constitute a default under the indenture relating to the Notes. Any principal amount then outstanding under the Credit Facility becomes due and payable on March 31, 2007 unless the Credit Facility is terminated earlier or the maturity date is extended with the consent of the lenders.

Critical Accounting Policies

A description of our critical accounting policies can be found in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2005. There had been no material changes to these policies as of March 31, 2006.

Forward-Looking Statements

Certain information included in this report and other materials filed or to be filed by the Partnership and Capital with the Securities and Exchange Commission (as well as information included in oral statements or written statements made or to be made by them) contains statements that are forward-looking within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements can be identified by the fact that they do not relate strictly to historical or current facts. We have based these forward-looking statements on our current expectations about future events. These forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, intentions, financial condition, results of operations, future performance and business, including, current and future operations and statements that include the words “may”, “could”, “should”, “would”, “believe”, “expect”, “anticipate”, “estimate”, “intend”, “plan” or similar expressions. Such statements include information relating to capital spending, financing sources and the effects of regulation (including gaming and tax regulation) and competition. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by us or on our behalf. These risks and uncertainties include, but are not limited to dependence on existing management, leverage and debt service (including sensitivity to fluctuations in interest rates), domestic or global economic conditions, changes in Federal or state tax laws or the administration of such laws, changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions), expansion of gaming on Native American lands (including such lands in California), risks and uncertainties relating to any applications for licenses and approvals under applicable laws and regulations (including gaming laws and regulations) and any further terrorist attacks similar to those that occurred September 11, 2001. Additional information concerning potential factors that we think could cause our actual results to differ materially from expected and historical results is included under the caption “Factors that May Affect Our Future Results” in Item 1 of our annual report on Form 10-K for the fiscal year ended December 31, 2005. If one or more of the assumptions underlying our forward-looking statements proves incorrect, then our actual results, performance or achievements could differ materially from those expressed in, or implied by, the forward-looking statements contained in this report. Therefore, we caution you not to place undue reliance on our forward-looking statements. This statement is provided as permitted by the Private Securities Litigation Reform Act of 1995.

Item 3.	Quantitative and Qualitative Disclosures About Market Risks

We are potentially exposed to market risk in the form of fluctuations in interest rates and their potential impact upon our variable rate debt outstanding. We evaluate our exposure to this market risk by monitoring interest rates in the marketplace and we have, on occasion, utilized derivative financial instruments to help manage this risk although we did not utilize any financial instruments during the first quarter of 2006. As of March 31, 2006, we had no variable rate debt outstanding. However, under our $10.0 million revolving credit facility, we may have outstanding from time to time up to $10.0 million of variable rate debt.

Item 4.	Controls and Procedures

An evaluation was performed by management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2006, our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms of the Securities and Exchange Commission.

There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting.

Part II. OTHER INFORMATION

Item 6.	Exhibits

(a)	Exhibits.

31.1	Certification of Gary L. Carano

31.2	Certification of Bruce C. Sexton

32.1	Certification of Gary L. Carano pursuant to 18 U.S.C. Section 1350

32.2	Certification of Bruce C. Sexton pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

CIRCUS AND ELDORADO JOINT VENTURE

Date: May 15, 2006	By:	/s/ Gary L. Carano
Gary L. Carano
Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2006	By:	/s/ Bruce C. Sexton
Bruce C. Sexton
Chief Accounting and Financial Officer (Principal Financial and Accounting Officer)

SILVER LEGACY CAPITAL CORP.

Date: May 15, 2006	By:	/s/ Gary L. Carano
Gary L. Carano
Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2006	By:	/s/ Bruce C. Sexton
Bruce C. Sexton
Treasurer (Principal Financial and Accounting Officer)