Form 10-Q
period 2006-06-30
CIRCUS & ELDORADO JOINT VENTURE; SILVER LEGACY CAPITAL CORP
filed 2006-08-14
CIK 1171079, 1171078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2006.

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

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.     Yes  ☒         No  ☐

Indicate by check mark whether the registrants are large accelerated filers, accelerated filers, or non-accelerated filers. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

(Check one):     Large accelerated filers  ☐         Accelerated filers  ☐         Non-accelerated filers  ☒

Indicate by check mark whether either of the registrants is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Circus and Eldorado Joint Venture	Yes ☐ No ☒
Silver Legacy Capital Corp.	Yes ☒ No ☐

The number of shares of Silver Legacy Capital Corp.’s common stock outstanding at August 14, 2006 was 2,500. All of these shares are owned by Circus and Eldorado Joint Venture.

CIRCUS AND ELDORADO JOINT VENTURE

SILVER LEGACY CAPITAL CORP.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30, 2006	December 31, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$43,859	$35,142
Accounts receivable, net	4,525	6,041
Inventories	2,205	2,057
Prepaid expenses and other	3,743	4,216

Total current assets	54,332	47,456
PROPERTY AND EQUIPMENT, NET	255,025	258,521
OTHER ASSETS, NET	7,921	8,195

Total Assets	$317,278	$314,172

LIABILITIES AND PARTNERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,025	$6,505
Accrued interest	5,400	5,413
Accrued and other liabilities	10,839	9,006

Total current liabilities	21,264	20,924
LONG-TERM DEBT	159,647	159,616
OTHER LONG-TERM LIABILITIES	4,431	4,004

Total liabilities	185,342	184,544
PARTNERS’ EQUITY	131,936	129,628

Total Liabilities and Partners’ Equity	$317,278	$314,172

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
OPERATING REVENUES:
Casino	$23,338	$20,277	$41,612	$37,417
Rooms	11,154	9,442	20,064	17,118
Food and beverage	8,870	8,390	17,242	16,205
Other	2,138	2,261	4,041	4,210

	45,500	40,370	82,959	74,950
Less: promotional allowances	(3,305)	(3,621)	(6,637)	(6,721)

Net operating revenues	42,195	36,749	76,322	68,229

OPERATING EXPENSES:
Casino	10,656	10,680	20,832	20,099
Rooms	3,238	2,912	6,180	5,700
Food and beverage	6,296	5,806	12,252	11,544
Other	1,632	1,712	3,185	3,321
Selling, general and administrative	8,397	7,597	16,347	14,977
Depreciation	3,157	2,766	6,297	5,417
(Gain) loss on disposition of assets	4	(2)	(57)	(2)

Total operating expenses	33,380	31,471	65,036	61,056

OPERATING INCOME	8,815	5,278	11,286	7,173

OTHER (INCOME) EXPENSE:
Interest expense, net	4,051	4,162	8,173	8,357
Other, net	48	(34)	(57)	—

Total other (income) expense	4,099	4,128	8,116	8,357

NET INCOME (LOSS)	$4,716	$1,150	$3,170	$(1,184)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY

(In thousands)

	Galleon, Inc.	Eldorado Resorts, LLC	Total
BALANCE, January 1, 2006	$59,814	$69,814	$129,628
Net income	1,585	1,585	3,170
Partner Distributions	(431)	(431)	(862)

BALANCE, June 30, 2006	$60,968	$70,968	$131,936

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,170	$(1,184)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,658	5,778
Gain on disposition of assets	(57)	(2)
Increase in accrued pension cost	427	457
Changes in current assets and current liabilities:
Accounts receivable, net	1,516	622
Inventories	(148)	(62)
Prepaid expenses and other	430	501
Accounts payable	(1,480)	365
Accrued interest	(13)	—
Accrued and other liabilities	1,833	497

Total adjustments	9,166	8,156

Net cash provided by operating activities	12,336	6,972

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets	100	16
Decrease in other assets	(56)	82
Purchase of property and equipment	(2,801)	(6,924)

Net cash used in investing activities	(2,757)	(6,826)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to partners	(862)	—

Net cash used in financing activities	(862)	—

Net increase in cash and cash equivalents	8,717	146
Cash and cash equivalents at beginning of period	35,142	30,239

Cash and cash equivalents at end of period	$43,859	$30,385

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during period for interest	$8,153	$8,140

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies and Basis of Presentation

Principles of Consolidation/Operations

Effective March 1, 1994, Eldorado Limited Liability Company (a Nevada limited liability company owned and controlled by Eldorado Resorts, LLC) (“ELLC”) and Galleon, Inc. (a Nevada corporation owned and controlled by MGM MIRAGE and then owned and controlled by Mandalay Resort Group (“Mandalay”) (“Galleon” and, collectively with ELLC, the “Partners”), entered into a joint venture agreement to establish Circus and Eldorado Joint Venture (the “Partnership”), a Nevada general partnership. The Partnership owns and operates a casino and hotel located in Reno, Nevada (“Silver Legacy”), which began operations on July 28, 1995. ELLC contributed land to the Partnership with a fair value of $25,000,000 and cash of $26,900,000 for a total equity investment of $51,900,000. Galleon contributed cash to the Partnership of $51,900,000 to comprise their total equity investment. Each partner has a 50% interest in the Partnership.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, all of which are normal and recurring, necessary to present fairly the financial position of the Partnership as of June 30, 2006, and the results of operations for the three and six months ended June 30, 2006 and 2005 and cash flows for the six months ended June 30, 2006 and 2005. The results of operations for such periods are not necessarily indicative of the results to be expected for a full year.

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

Note 3. Long-Term Debt

Long-term debt consisted of the following (in thousands):

	June 30, 2006	December 31, 2005
10 1/8% Mortgage Notes due 2012 (net of unamortized discount of $353 and $384, respectively)	$159,647	$159,616

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

The Notes and Credit Facility contain various restrictive covenants including the maintenance of certain financial ratios and limitations on additional debt, disposition of property, mergers and similar transactions. On November 4, 2003, the Partnership, U.S. Bank, N.A. and Bank of America, N.A., executed an amendment to the Credit Facility which reduced the revolving facility to $10,000,000 and revised certain covenant ratios with retroactive effect to September 30, 2003. On June 15, 2005, the parties executed a further amendment to the Credit Facility to provide a conditional waiver of the facility’s financial covenants in respect of the quarter ended June 30, 2005, and each subsequent quarter through and including December 31, 2005, provided that no additional credit was extended under the Credit Facility during the quarter for which the waiver was relied upon. In addition, as a condition precedent to any draw on the Credit Facility subsequent to June 15, 2005, the Partnership must be in compliance with the Credit Facility’s financial covenants as to the then most recent fiscal quarter in respect of which the Partnership is required to deliver financial statements pursuant to section 6.1 of the Credit Facility. For further information regarding our financial covenants, see “Senior Secured Credit Facility” in Item 2. On March 2, 2006, the Partnership executed a further amendment to the Credit Facility which extends the previously granted waiver for any defaults under the Credit Facility’s financial covenants to cover the fiscal quarter ended March 31, 2006, and each subsequent fiscal quarter through and including December 31, 2006, provided that no additional credit is extended under the Credit Facility during such quarter. At June 30, 2006, there was no indebtedness outstanding under the Credit Facility. As of such date, the Partnership was in compliance with all of the covenants in the Credit Facility and had the ability to borrow on a revolving basis all of the $10,000,000 available under the Credit Facility. The entire principal amount, if any, then outstanding under the Credit Facility becomes due and payable on March 31, 2007 unless the maturity date is extended with the consent of the lenders. As of June 30, 2006, the Partnership was in compliance with the covenants in the indenture relating to the Notes.

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

Note 5. Supplemental Executive Retirement Plan

Effective January 1, 2002, the Partnership adopted a Supplemental Executive Retirement Plan (“SERP”) for a select group of highly compensated management employees. The SERP provides for a lifetime benefit at age 65, based on a formula which takes into account a participant’s highest annual compensation, years of service, and executive level. The SERP also provides an early retirement benefit at age 55 with at least four years of service, a disability provision, and a lump sum death benefit. While the SERP is an unfunded plan, the Partnership is informally funding the plan through life insurance contracts on the participants. The Partnership anticipates that its periodic pension cost for the year ending December 31, 2006 will be approximately $868,000, of which $427,000 had been accrued as of June 30, 2006.

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

Severe Weather

Silver Legacy’s operations are subject to seasonal variation, with the weakest results generally occurring during the winter months. Variations occur when weather conditions make travel to Reno by visitors from northern California, our main feeder market, difficult. From January through April of 2005, our region experienced extremely poor weather, including 100-year record snowfall. As a result, there was a significant adverse affect on our hotel occupancy and slots, table games, and restaurant volume during these months. In 2006, March was the only month in which we were impacted by poor weather while January and February benefited from unseasonably mild weather.

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

Summary Financial Results

The following table highlights the results of our operations (dollars in thousands):

	Three months ended June 30, 2006	Three months ended June 30, 2005	Percent Change	Six months ended June 30, 2006	Six months ended June 30, 2005	Percent Change
Net revenues	$42,195	$36,749	14.8%	$76,322	$68,229	11.9%
Operating expenses	33,380	31,471	6.1	65,036	61,056	6.5
Operating income	8,815	5,278	67.0	11,286	7,173	57.3
Net income (loss)	4,716	1,150	310.1	3,170	(1,184)	367.7

Net Revenues. Net revenues rose during the three and six months ended June 30, 2006 compared to the same prior year periods primarily due to growth in casino, rooms, and food and beverage revenues. We believe the primary contributors were increased convention business combined with traffic generated by the United States Bowling Congress Women’s Bowling Tournament (“USBC Tournament”). In addition, aggressive casino marketing promotions and higher hold percentages in the table games and slots departments produced higher net revenues in 2006. Severe weather conditions from January through April of 2005 had a negative impact on drive-in visitors from northern California resulting in lower revenues during the prior year periods.

The National Bowling Stadium, located one block from Silver Legacy, is one of the largest bowling complexes in North America and has been selected to host multi-month tournaments in Reno two out of every three years through 2018. Historically, these bowling tournaments attracted a significant number of visitors to the Reno market and have benefited the downtown area. The USBC Tournament took place from mid-March through the first week of July in 2006. A major bowling tournament was not held during 2005.

Operating Income and Net Income (Loss). During the three and six months ended June 30, 2006 compared to the same prior year periods, operating income and net income increased due to increased departmental revenues, including higher casino hold percentages, combined with operational efficiencies which resulted in improved departmental profit margins.

Revenues

The following table highlights our sources of net operating revenues (dollars in thousands):

	Three months ended June 30, 2006	Three months ended June 30, 2005	Percent Change	Six months ended June 30, 2006	Six months ended June 30, 2005	Percent Change
Casino	$23,338	$20,277	15.1%	$41,612	$37,417	11.2%
Rooms	11,154	9,442	18.1	20,064	17,118	17.2
Food and beverage	8,870	8,390	5.7	17,242	16,205	6.4
Other	2,138	2,261	(5.4)	4,041	4,210	(4.0)
Promotional allowances	3,305	3,621	(8.7)	6,637	6,721	(1.2)

Casino Revenues. During the three and six months ended June 30, 2006 compared to the same prior year periods, casino revenues rose due to increased slot volume combined with higher hold percentages in both the table games and slots departments. Slot volume benefited from the on-property traffic generated by the USBC Tournament and higher hotel occupancy combined with additional casino marketing promotions offered during 2006.

Rooms Revenues. During the three and six months ended June 30, 2006 compared to the same prior year periods, our room revenues increased as a result of higher ADR and occupancy percentages in the 2006 periods. Our ADR and occupancy were $75.98 and 86.6%, respectively, for the three months ended June 30, 2006 compared to $68.33 and 80.9%, respectively, for the three months ended June 30, 2005. Our ADR and occupancy percentages were $72.38 and 81.75%, respectively, for the six months ended June 30, 2006 compared to $65.91 and 76.0% respectively, for the six months ended June 30, 2005. These increases in ADR and occupancy were driven by growth in our convention segment attributable to the USBC Tournament and several large convention group bookings throughout the first half of 2006. In addition, severe winter weather during January through April of 2005 and our hotel room renovation project, which removed from service approximately 100 rooms per day throughout the first half of 2005, including holidays and weekends when we generally would have otherwise achieved an occupancy level at or near 100%, negatively impacted the prior year periods.

Food and Beverage Revenues. During the three and six months ended June 30, 2006 compared to the same prior year periods, food and beverage revenues grew due to increased visitors to our property in connection with the USBC Tournament, higher banquet revenues associated with additional convention business, and an increase in our average restaurant check. Additionally, cash beverage sales have continued to rise in comparison to the same prior year periods as a result of the growing popularity of our Rum Bullion’s Island Bar.

Other Revenues. Other revenues are comprised of revenues generated by our retail outlets, arcade, entertainment, events pavilion, and other miscellaneous items. The declines in other revenues during the three and six months ended June 30, 2006 compared to the same prior year periods were mainly due to decreased entertainment revenues resulting from fewer concerts produced by Silver Legacy, either on-property or at the downtown Reno Event Center, during 2006 compared to the same prior year periods. In addition, our arcade was permanently closed in December of 2005. The arcade was replaced by two new retail outlets, Bijoux Terner, an international accessory store which we operate, and Harley Davidson, which is operated under a lease to a third party. Decreases in entertainment revenues were partially offset by increased retail revenues associated with the new outlet we operate which opened in February 2006.

Promotional Allowances. Promotional allowances, expressed as a percentage of gross revenues, declined to 7.3% and 8.0%, respectively, during the three and six months ended June 30, 2006 compared to 9.0% during both periods in 2005. These decreases were primarily due to declines in complimentary concert tickets as a result of the aforementioned reduction in the number of concert dates during 2006 compared to 2005 along with a decrease in complimentary rooms and food promotional offers.

Operating Expenses

The following table highlights our operating expenses (dollars in thousands):

	Three months ended June 30, 2006	Three months ended June 30, 2005	Percent Change	Six months ended June 30, 2006	Six months ended June 30, 2005	Percent Change
Casino	$10,656	$10,680	0.0%	$20,832	$20,099	3.6%
Rooms	3,238	2,912	11.2	6,180	5,700	8.4
Food and beverage	6,296	5,806	8.4	12,252	11,544	6.1
Other	1,632	1,712	(4.7)	3,185	3,321	(4.1)
Selling, general and administrative	8,397	7,597	10.5	16,347	14,977	9.1
Depreciation	3,157	2,766	14.1	6,297	5,417	16.2

Casino Expenses. Despite growth in casino revenues, casino expenses remained flat during the three months ended June 30, 2006 compared to the same prior year period. Savings in the slot department’s payroll, as a percentage of revenues, and lower special events costs were offset by increases in casino bad debt and an expense recorded for unredeemed complimentaries associated with our new players’ club program put into operation in January 2005.

Casino expenses increased during the six months ended June 30, 2006 compared to the same prior year period primarily as a result of higher casino volume; however, casino revenues increased by a higher percentage than casino expenses. Casino payroll, as a percentage of revenues, declined during the six months ended June 30, 2006 compared to the same prior year period. This decrease was offset by increases in promotional expenditures, slot machine conversion costs, casino bad debt and the previously discussed expense for unredeemed complimentaries.

Rooms Expenses. During the three and six months ended June 30, 2006, rooms expenses increased compared to the same prior year periods due to an increase in hotel occupancy during both periods. The increase in the average daily rate during 2006 resulted in higher profit margins in the rooms department. Additional costs, including housekeeping labor, amenity supplies and laundry, were incurred with each newly renovated hotel room placed in service during the first half of 2005, which adversely affected departmental profit in the 2005 periods.

Food and Beverage Expenses. During the three and six months ended June 30, 2006 compared to the same prior year periods, food and beverage expenses increased in conjunction with increased food and beverage revenues. Lower food cost of sales, as a percentage of revenues, during both current year periods produced improved profit margins in 2006 in comparison to 2005.

Other Operating Expenses. Other operating expenses are comprised of expenses associated with the operation of our retail outlets, arcade and events pavilion along with the entertainment department’s production costs and professional fees. Other operating expenses declined during the three and six months ended June 30, 2006 compared to the same prior year periods primarily due to a decrease in entertainment expenses, principally for professional entertainer fees, as a result of a decline in the number of concert dates during 2006 compared to 2005.

Selling, General and Administrative Expenses. During the three and six months ended June 30, 2006 compared to the same prior year periods, selling, general and administrative expenses increased primarily due to elevated facilities costs including utilities, payroll, and building repairs and maintenance. In addition, advertising costs increased during both periods in 2006 compared to 2005 due to increased television and radio media expenditures. Higher administration expenses also contributed to the increases in 2006 resulting from increases in credit card discounts, professional fees, and equipment rental and maintenance contracts related to our computer information systems.

Depreciation Expense. Depreciation expense increased during the three and six months ended June 30, 2006 compared to the same prior year periods primarily due to depreciation associated with new capital purchases.

Other (Income) Expense

Other (income) expense is comprised of interest expense, net and other, net. During the three and six months ended June 30, 2006 compared to the same prior year periods, interest expense, net decreased as a result of increased interest income during 2006 which was generated by growth in our invested cash reserves. Other, net in both periods was related to the change in market value of the funded portion of our supplemental executive retirement plan.

Liquidity and Capital Resources

During the six months ended June 30, 2006, we generated cash flows from operating activities of $12.3 million compared to $7.0 million during the six months ended June 30, 2005. The $5.3 million increase in cash provided by operations was primarily due to the $4.4 million increase in net income and various changes in balance sheet accounts. The changes in these balance sheet accounts represented changes which occurred in the normal course of business. As of June 30, 2006, cash and cash equivalents were $43.9 million, sufficient for normal operating requirements.

Cash used in investing activities for the six months ended June 30, 2006 was $2.8 million compared to $6.8 million for the six months ended June 30, 2005, and related primarily to capital expenditures for various renovation projects and equipment purchases. Capital expenditures in 2005 exceeded the level in 2006 primarily due to expenditures related to our hotel room remodel project which was completed in December 2005. Our executive committee has approved $11.2 million in capital expenditures for 2006, of which $2.8 million had been incurred through June 30, 2006 and the balance of which is scheduled to be spent on projects and equipment during the last half of 2006.

Cash used in financing activities during the six months ended June 30, 2006 was $0.9 million representing tax distributions to our partners for 2006. There was no cash used in financing activities during the six months ended June 30, 2005.

In July 2006, we renewed our general and liability insurance policies. Under these policies, the Partnership and the owner of an adjacent property, Eldorado Resorts LLC (which is an affiliate of ELLC), have combined earthquake coverage of $350 million and combined flood coverage of $225 million. In the event that an earthquake causes damage only to the Partnership’s property, the Partnership is eligible to receive up to $350 million in coverage depending on the replacement cost. However, in the event that both properties are damaged, the Partnership is entitled to receive, to the extent of any replacement cost incurred, up to $220 million of the coverage amount (based on our percentage of the earthquake coverage) and up to the portion of the other $130 million, if any, remaining after satisfaction of a claim of Eldorado Resorts LLC with respect to its adjoining property. In the event that a flood causes damage only to the Partnership’s property, the Partnership is eligible to receive up to $225 million in coverage depending on the replacement cost. However, in the event that both properties are damaged, the Partnership is entitled to receive, to the extent of any replacement cost incurred, up to $220 million of the coverage amount (based on our percentage of the flood coverage) and up to the portion of the other $5 million, if any, remaining after satisfaction of a claim of Eldorado Resorts LLC with respect to its adjoining property.

Our insurance policy also includes combined terrorism coverage up to $450 million for a certified act of terrorism and up to $250 million for a non-certified act of terrorism. In the event that a certified, or a non-certified, act of terrorism causes damage only to the Partnership’s property, the Partnership is eligible to receive up to $450 million, or $250 million, respectively, in coverage depending on the replacement cost. However, in the event that both properties are damaged, the Partnership is entitled to receive, to the extent of any replacement cost incurred, up to $238.5 million for a certified act, or up to $132.5 million for a non-certified act, of the coverage amount (based on our percentage of the total property value) and up to the portion of the other $211.5 million, or $117.5 million, respectively, if any, remaining after satisfaction of a claim of Eldorado Resorts LLC with respect to its adjoining property. This new policy also covers an additional property located in Shreveport, LA which was recently acquired by Eldorado Resorts LLC. In the event that a certified, or a non-certified, act of terrorism causes damage to all three properties, the Partnership is entitled to receive, to the extent of any replacement cost incurred, up to $193.5 million for a certified act, or up to $107.5 million for a non-certified act, of the coverage amount (based on our percentage of the total property value) and up to the portion of the other $256.5 million, or $142.5 million, respectively, if any, remaining after satisfaction of the claims with respect to the other two properties.

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

We believe we have sufficient capital resources to meet all of our obligations. These obligations include existing cash obligations, funding of capital commitments and servicing our debt. Our future sources of liquidity are anticipated to be from our operating cash flow and borrowings available under our amended senior secured credit facility. For information concerning limitations on our ability to utilize our credit facility, see “Senior Secured Credit Facility” below.

The Notes

On March 5, 2002, the Partnership and Capital issued $160,000,000 principal amount of senior secured mortgage notes due 2012 (“Notes”). The Notes are senior secured obligations which rank equally with all of the Partnership’s other outstanding senior debt and senior to any subordinated debt. The Notes are secured by a security interest in the Issuers’ existing and future assets, other than certain licenses which may not be pledged under applicable law, which is junior to a security interest in such assets securing the Partnership’s obligations under its credit facility and any refinancings of such facility that are permitted pursuant to the terms of the Notes. Each of the Partners executed a pledge of all of its partnership interest in the Partnership to secure the Notes, which is junior to a pledge of such partnership interest to secure the Partnership’s obligations on the credit facility and any refinancings of such facility that are permitted pursuant to the terms of the indenture relating to the Notes. The Notes mature on March 1, 2012 and bear interest at the rate of 10 1/8% per annum, payable semi-annually in arrears on March 1 and September 1 of each year, commencing on September 1, 2002. At June 30, 2006, we were in compliance with all of the covenants in the indenture related to the Notes.

Senior Secured Credit Facility

On November 4, 2003, we executed an amendment to our credit facility (as amended, the “Credit Facility”) that originally included a term facility (which was paid in full in 2003) and a revolving facility. The amendment reduced the revolving facility to $10.0 million, none of which was outstanding at June 30, 2006, and revised certain covenant ratios with retroactive effect to September 30, 2003. Under the Credit Facility, we were required to maintain a maximum ratio of total debt to EBITDA of 5.00 to 1.00 for the quarters ending September 30, 2003 through March 31, 2006 and are required to maintain a maximum ratio of total debt to EBITDA of 4.75 to 1.00 for the quarter ending June 30, 2006 and thereafter. Under the Credit Facility, we are also required to maintain a minimum ratio of EBITDA to fixed charges of 1.20 to 1.00 at all times. The Credit Facility is secured by a first priority security interest in substantially all of our existing and future assets, other than certain licenses which may not be pledged under applicable law, and a first priority pledge of and security interest in all of the partnership interests in the Partnership held by its partners. The Credit Facility ranks equal in right of payment to our other existing and future senior indebtedness, including the Notes, but the security interests securing our obligations under the Credit Facility are senior to the security interests securing our obligations on the Notes. The Credit Facility contains customary events of default and covenants, including covenants that limit or restrict our ability to incur additional debt; create liens or other encumbrances; pay dividends or make other restricted payments; prepay subordinated indebtedness; make investments, loans or other guarantees; sell or otherwise dispose of a portion of our assets; or make acquisitions or merge or consolidate with another entity.

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

Critical Accounting Policies

A description of our critical accounting policies can be found in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2005. There have been no material changes to these policies during the six months ended June 30, 2006.

Forward-Looking Statements

Certain information included in this report and other materials filed or to be filed by the Partnership and Capital with the Securities and Exchange Commission (as well as information included in oral statements or written statements made or to be made by them) contains statements that are forward-looking within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements can be identified by the fact that they do not relate strictly to historical or current facts. We have based these forward-looking statements on our current expectations about future events. These forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, intentions, financial condition, results of operations, future performance and business, including, current and future operations and statements that include the words “may”, “could”, “should”, “would”, “believe”, “expect”, “anticipate”, “estimate”, “intend”, “plan” or similar expressions. Such statements include information relating to capital spending, financing sources and the effects of regulation (including gaming and tax regulation) and competition. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by us or on our behalf. These risks and uncertainties include, but are not limited to dependence on existing management, leverage and debt service (including sensitivity to fluctuations in interest rates), domestic or global economic conditions, changes in Federal or state tax laws or the administration of such laws, changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions), expansion of gaming on Native American lands (including such lands in California), risks and uncertainties relating to any applications for licenses and approvals under applicable laws and regulations (including gaming laws and regulations) and any further terrorist attacks similar to those that occurred September 11, 2001. Additional information concerning potential factors that we think could cause our actual results to differ materially from expected and historical results is included in Item 1A of our annual report on Form 10-K for the fiscal year ended December 31, 2005. If one or more of the assumptions underlying our forward-looking statements proves incorrect, then our actual results, performance or achievements could differ materially from those expressed in, or implied by, the forward-looking statements contained in this report. Therefore, we caution you not to place undue reliance on our forward-looking statements. This statement is provided as permitted by the Private Securities Litigation Reform Act of 1995.

Item 3.	Quantitative and Qualitative Disclosures About Market Risks

We are potentially exposed to market risk in the form of fluctuations in interest rates and their potential impact upon our variable rate debt outstanding, if any. We evaluate our exposure to this market risk by monitoring interest rates in the marketplace and we have, on occasion, utilized derivative financial instruments to help manage this risk. To manage our exposure to counterparty credit risk in interest rate swaps, we have entered into agreements with highly rated institutions. As of June 30, 2006, we had no variable rate debt outstanding. However, under our $10.0 million revolving credit facility, we may have outstanding from time to time up to $10.0 million of variable rate debt. For information concerning limitations on our ability to utilize our credit facility, see the discussion under the caption “Senior Secured Credit Facility” in Item 2 above.

Item 4. Controls and Procedures

An evaluation was performed by management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2006, our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms of the Securities and Exchange Commission.

There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting.

Part II. OTHER INFORMATION

Item 6.	Exhibits

(a)	Exhibits.

31.1	Certification of Gary L. Carano

31.2	Certification of Stephanie D. Lepori

32.1	Certification of Gary L. Carano pursuant to 18 U.S.C. Section 1350

32.2	Certification of Stephanie D. Lepori pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

CIRCUS AND ELDORADO JOINT VENTURE

Date: August 14, 2006	By:	/s/ Gary L. Carano
Gary L. Carano Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2006	By:	/s/ Stephanie D. Lepori
Stephanie D. Lepori Chief Accounting and Financial Officer (Principal Financial and Accounting Officer)

SILVER LEGACY CAPITAL CORP.

Date: August 14, 2006	By:	/s/ Gary L. Carano
Gary L. Carano Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2006	By:	/s/ Stephanie D. Lepori
Stephanie D. Lepori Treasurer (Principal Financial and Accounting Officer)