Form 10-Q/A
period 2006-06-30
CIRCUS & ELDORADO JOINT VENTURE; SILVER LEGACY CAPITAL CORP
filed 2006-08-14
CIK 1171079, 1171078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1

to

Form 10-Q/A

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

EXPLANATION: This amendment is being filed solely for the purpose of filing a corrected Exhibit 31.2.

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