Form 10-Q
period 2006-09-30
CIRCUS & ELDORADO JOINT VENTURE; SILVER LEGACY CAPITAL CORP
filed 2006-11-14
CIK 1171079, 1171078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2006.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission file number 333-87202

CIRCUS AND ELDORADO JOINT VENTURE

SILVER LEGACY CAPITAL CORP.

(Exact names of registrants as specified in their charters)

Nevada Nevada	88-0310787 71-0868362
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Silver Legacy Capital Corp.               Yes  ☒    No  ☐

The number of shares of Silver Legacy Capital Corp.’s common stock outstanding at November 14, 2006 was 2,500. All of these shares are owned by Circus and Eldorado Joint Venture.

CIRCUS AND ELDORADO JOINT VENTURE

SILVER LEGACY CAPITAL CORP.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30,	December 31,
	2006	2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$41,677	$35,142
Accounts receivable, net	5,859	6,041
Inventories	2,031	2,057
Prepaid expenses and other	5,632	4,216

Total current assets	55,199	47,456
PROPERTY AND EQUIPMENT, NET	253,586	258,521
OTHER ASSETS, NET	8,603	8,195

Total Assets	$317,388	$314,172

LIABILITIES AND PARTNERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,517	$6,505
Accrued interest	1,363	5,413
Accrued and other liabilities	10,029	9,006

Total current liabilities	16,909	20,924
LONG-TERM DEBT	159,663	159,616
OTHER LONG-TERM LIABILITIES	4,640	4,004

Total liabilities	181,212	184,544
PARTNERS’ EQUITY	136,176	129,628

Total Liabilities and Partners’ Equity	$317,388	$314,172

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
OPERATING REVENUES:
Casino	$25,141	$24,295	$66,753	$61,712
Rooms	12,540	11,852	32,604	28,970
Food and beverage	10,314	10,138	27,556	26,343
Other	2,427	2,303	6,468	6,513

	50,422	48,588	133,381	123,538
Less: promotional allowances	(3,974)	(4,327)	(10,611)	(11,048)

Net operating revenues	46,448	44,261	122,770	112,490

OPERATING EXPENSES:
Casino	11,612	11,942	32,444	32,041
Rooms	3,463	3,312	9,643	9,012
Food and beverage	7,060	6,559	19,312	18,103
Other	1,912	1,685	5,097	5,006
Selling, general and administrative	8,682	8,183	25,029	23,160
Depreciation	3,169	2,798	9,466	8,215
Gain on disposition of assets	(8)	(22)	(65)	(24)

Total operating expenses	35,890	34,457	100,926	95,513

OPERATING INCOME	10,558	9,804	21,844	16,977

OTHER (INCOME) EXPENSE:
Interest expense, net	4,003	4,153	12,176	12,510
Other, net	(55)	(21)	(112)	(21)

Total other (income) expense	3,948	4,132	12,064	12,489

NET INCOME	$6,610	$5,672	$9,780	$4,488

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY

(In thousands)

	Galleon, Inc.	Eldorado Resorts, LLC	Total
BALANCE, January 1, 2006	$59,814	$69,814	$129,628
Net income	4,890	4,890	9,780
Partner Distributions	(1,616)	(1,616)	(3,232)

BALANCE, September 30, 2006	$63,088	$73,088	$136,176

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,780	$4,488

Adjustments to reconcile net income to net cash provided by operating operating activities:
Depreciation and amortization	10,008	8,756
Gain on disposition of assets	(65)	(24)
Increase in accrued pension cost	636	684
Changes in current assets and current liabilities:
Accounts receivable, net	182	(391)
Inventories	26	117
Prepaid expenses and other	(1,459)	(1,430)
Accounts payable	(988)	125
Accrued interest	(4,050)	(4,050)
Accrued and other liabilities	1,023	(223)

Total adjustments	5,313	3,564

Net cash provided by operating activities	15,093	8,052

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets	108	38
Decrease in other assets	(903)	(731)
Purchase of property and equipment	(4,531)	(7,531)

Net cash used in investing activities	(5,326)	(8,224)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to partners	(3,232)	(1,540)

Net cash used in financing activities	(3,232)	(1,540)

Net increase (decrease) in cash and cash equivalents	6,535	(1,712)
Cash and cash equivalents at beginning of period	35,142	30,239

Cash and cash equivalents at end of period	$41,677	$28,527

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during period for interest	$16,253	$16,253

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, all of which are normal and recurring, necessary to present fairly the financial position of the Partnership as of September 30, 2006, and the results of operations for the three and nine months ended September 30, 2006 and 2005 and cash flows for the nine months ended September 30, 2006 and 2005. The results of operations for such periods are not necessarily indicative of the results to be expected for a full year.

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

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“FASB 158”). FASB 158 requires the full recognition, as an asset or liability, of the overfunded or underfunded status of a company-sponsored postretirement benefit plan. Adoption of FASB 158 is required effective for the Partnership’s fiscal year ending December 31, 2007. We are evaluating FASB 158 and have not yet determined the impact its adoption will have on our consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”) “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 clarifies how companies should quantify financial statement misstatements. SAB 108 is effective for fiscal years ending on or after November 15, 2006, with earlier adoption encouraged. We do not believe the adoption of SAB 108 will have a material impact on our consolidated financial statements.

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

Under their current compacts, most Native American tribes in California may operate up to 2,000 slot machines, and up to two gaming facilities may be operated on any reservation. However, under action taken by the National Indian Gaming Commission, gaming devices similar in appearance to slot machines, but which are deemed to be technological enhancements to bingo style gaming, are not subject to such limits and may be used by tribes without state permission. The number of machines the tribes are allowed to operate may increase as a result of any new or amended compacts the tribes may enter into with the State of California that receive the requisite approvals, such as has been the case with respect to a number of new or amended compacts which have been executed and approved, including the aforementioned Sacramento-area casino which received approval of amendments to its compact in September 2004 allowing for an increase in the number of slot machines at this property to approximately 2,700.

We believe the continued growth of Native American gaming establishments could continue to place additional competitive pressure on our operations. While we cannot predict the extent of any future impact, it could be significant.

Note 3. Long-Term Debt

Long-term debt consisted of the following (in thousands):

	September 30, 2006	December 31, 2005
10 1/8% Mortgage Notes due 2012 (net of unamortized discount of $337 and $384, respectively)	$159,663	$159,616

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

The Notes and Credit Facility contain various restrictive covenants including the maintenance of certain financial ratios and limitations on additional debt, disposition of property, mergers and similar transactions. On November 4, 2003, the Partnership, U.S. Bank, N.A. and Bank of America, N.A., executed an amendment to the Credit Facility which reduced the revolving facility to $10,000,000 and revised certain covenant ratios with retroactive effect to September 30, 2003. On June 15, 2005, the parties executed a further amendment to the Credit Facility to provide a conditional waiver of the facility’s financial covenants in respect of the quarter ended June 30, 2005, and each subsequent quarter through and including December 31, 2005, provided that no additional credit was extended under the Credit Facility during the quarter for which the waiver was relied upon. In addition, as a condition precedent to any draw on the Credit Facility subsequent to June 15, 2005, the Partnership must be in compliance with the Credit Facility’s financial covenants as to the then most recent fiscal quarter in respect of which the Partnership is required to deliver financial statements pursuant to section 6.1 of the Credit Facility. For further information regarding our financial covenants, see “Senior Secured Credit Facility” in Item 2. On March 2, 2006, the Partnership executed a further amendment to the Credit Facility which extends the previously granted waiver for any defaults under the Credit Facility’s financial covenants to cover the fiscal quarter ended March 31, 2006, and each subsequent fiscal quarter through and including December 31, 2006, provided that no additional credit is extended under the Credit Facility during such quarter. At September 30, 2006, there was no indebtedness outstanding under the Credit Facility. As of such date, the Partnership was in compliance with all of the covenants in the Credit Facility and had the ability to borrow on a revolving basis all of the $10,000,000 available under the Credit Facility. The entire principal amount, if any, then outstanding under the Credit Facility becomes due and payable on March 31, 2007 unless the maturity date is extended with the consent of the lenders. As of September 30, 2006, the Partnership was in compliance with the covenants in the indenture relating to the Notes.

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

Note 5. Supplemental Executive Retirement Plan

Effective January 1, 2002, the Partnership adopted a Supplemental Executive Retirement Plan (“SERP”) for a select group of highly compensated management employees. The SERP provides for a lifetime benefit at age 65, based on a formula which takes into account a participant’s highest annual compensation, years of service, and executive level. The SERP also provides an early retirement benefit at age 55 with at least four years of service, a disability provision, and a lump sum death benefit. While the SERP is an unfunded plan, the Partnership is informally funding the plan through life insurance contracts on the participants. The Partnership anticipates that its periodic pension cost for the year ending December 31, 2006 will be approximately $868,000, of which $654,000 had been accrued as of September 30, 2006.

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

Under their current compacts, most Native American tribes in California may operate up to 2,000 slot machines, and up to two gaming facilities may be operated on any reservation. However, under action taken by the National Indian Gaming Commission, gaming devices similar in appearance to slot machines, but which are deemed to be technological enhancements to bingo style gaming, are not subject to such limits and may be used by tribes without state permission. The number of machines the tribes are allowed to operate may increase as a result of any new or amended compacts the tribes may enter into with the State of California that receive the requisite approvals, such as has been the case with respect to a number of new or amended compacts which have been executed and approved, including the aforementioned Sacramento-area casino which received approval of amendments to its compact in September 2004 allowing for an increase in the number of slot machines at this property to approximately 2,700.

We believe the continued growth of Native American establishments could continue to place additional competitive pressure on our operations. While we cannot predict the extent of any future impact, it could be significant.

Severe Weather

Silver Legacy’s operations are subject to seasonal variation, with the weakest results generally occurring during the winter months. Variations occur when weather conditions make travel to Reno by visitors from northern California, our main feeder market, difficult. From January through April of 2005, our region experienced extremely poor weather, including 100-year record snowfall. As a result, there was a significant adverse affect on our hotel occupancy and slots, table games, and restaurant volume during these months. During the first nine months of 2006, March was the only month in which we were impacted by poor weather while January and February benefited from unseasonably mild weather.

Other Factors Affecting Results of Operations

A public works project has been underway in the downtown Reno area which lowered the train tracks that traverse Reno’s downtown district and separate the Silver Legacy and the two adjoining properties from the rest of the downtown gaming facilities. Construction on this project began in 2003. Although the majority of this project has been completed, there continues to be related construction which is expected to be completed in 2008. To date, the impact of this project on our operations has been minimal; however, we cannot determine its impact on our future operations.

Summary Financial Results

The following table highlights the results of our operations (dollars in thousands):

	Three months ended September 30, 2006	Three months ended September 30, 2005	Percent Change	Nine months ended September 30, 2006	Nine months ended September 30, 2005	Percent Change
Net revenues	$46,448	$44,261	4.9%	$122,770	$112,490	9.1%
Operating expenses	35,890	34,457	4.2	100,926	95,513	5.7
Operating income	10,558	9,804	7.7	21,844	16,977	28.7
Net income	6,610	5,672	16.5	9,780	4,488	117.9

Net Revenues. During the three and nine months ended September 30, 2006 compared to the same prior year periods, net revenues grew primarily due to increases in casino and rooms revenues, and to a lesser extent, increased food and beverage revenues. We believe these increases were mainly driven by increased convention business combined with traffic generated by the United States Bowling Congress Women’s Bowling Tournament (“USBC Tournament”). In addition, aggressive casino marketing promotions during the first half of 2006 and higher hold percentages in both the table games and slots departments throughout the current year produced higher net revenues in 2006. Severe weather conditions from January through April of 2005 had a negative impact on drive-in visitors from northern California contributing to lower revenues during the nine months ended September 30, 2005.

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

Operating Income and Net Income. Operating income and net income increased during the three and nine months ended September 30, 2006 compared to the same prior year periods due to increased departmental revenues, including higher casino hold percentages, combined with operational efficiencies which resulted in higher profit margins in both the casino and rooms departments.

Revenues

The following table highlights our sources of net operating revenues (dollars in thousands):

	Three months ended September 30, 2006	Three months ended September 30, 2005	Percent Change	Nine months ended September 30, 2006	Nine months ended September 30, 2005	Percent Change
Casino	$25,141	$24,295	3.5%	$66,753	$61,712	8.2%
Rooms	12,540	11,852	5.8	32,604	28,970	12.5
Food and beverage	10,314	10,138	1.7	27,556	26,343	4.6
Other	2,427	2,303	5.4	6,468	6,513	(0.1)
Promotional allowances	3,974	4,327	(8.2)	10,611	11,048	(4.0)

Casino Revenues. Despite declines in table games drop and slot handle of 5.2% and 6.2%, respectively, casino revenues rose during the current quarter primarily due to higher hold percentages in both departments. We believe our casino volume during the current quarter was impacted by a decline in casino promotional direct mail offers, mainly during August, which contributed to a decrease in casino play attributable to our casino database customers during the third quarter of 2006 compared to the same prior year period.

During the nine months ended September 30, 2006 compared to the same prior year period, table games drop decreased 2.0% while slot handle rose 1.0%. Casino volume, including table games credit play and tracked slot handle, benefited from the on-property traffic generated by the USBC Tournament and higher hotel occupancy combined with additional casino marketing promotions offered during the first half of 2006.

Rooms Revenues. During the three and nine months ended September 30, 2006 compared to the same prior year periods, our room revenues increased as a result of higher ADR and occupancy percentages in the 2006 periods. Our ADR and occupancy were $78.86 and 93.0%, respectively, for the three months ended September 30, 2006 compared to $74.72 and 92.6%, respectively, for the three months ended September 30, 2005. Our ADR and occupancy percentages were $74.75 and 85.5%, respectively, for the nine months ended September 30, 2006 compared to $69.28 and 81.6%, respectively, for the nine months ended September 30, 2005. These increases in ADR and occupancy were driven by growth in our convention segment attributable to the USBC Tournament and several large convention group bookings throughout the first nine months of 2006. In addition, severe winter weather during January through April of 2005 and our hotel room renovation project, which removed from service approximately 100 rooms per day throughout the first half of 2005, including holidays and weekends when we generally would have otherwise achieved an occupancy level at or near 100%, negatively impacted the prior year periods.

Food and Beverage Revenues. During the three and nine months ended September 30, 2006 compared to the same prior year periods, food and beverage revenues grew due to increased visitors to our property in connection with the USBC Tournament, higher banquet revenues associated with additional convention business, and an increase in our average restaurant check. Additionally, cash beverage sales have continued to rise in comparison to the same prior year periods as a result of the growing popularity of our Rum Bullion’s Island Bar.

Other Revenues. Other revenues are comprised of revenues generated by our retail outlets, arcade, entertainment, events pavilion, and other miscellaneous items. During the current quarter, other revenues increased primarily due to higher retail and entertainment revenues. The growth in entertainment revenues was attributed to an increase in the number of concerts held during the current quarter, while retail revenues rose as a result of the addition of two new retail outlets, Bijoux Terner, an international accessory store which opened in February 2006, and Tradewinds, a casual menswear store which opened in August 2006.

The marginal decline in other revenues during the nine months ended September 30, 2006 compared to the same prior year period was mainly due to decreased entertainment revenues resulting from fewer concerts produced by Silver Legacy, either on-property or at the downtown Reno Event Center, during the nine months ended September 30, 2006 compared to the same prior year period. In addition, our arcade was permanently closed in December of 2005 and replaced by the aforementioned additional retail outlets along with Harley Davidson, which is a retail outlet operated under a lease to a third party. These decreases in entertainment and arcade revenues were partially offset by increased retail revenues during the current year compared to the same prior year period.

Promotional Allowances. Promotional allowances, expressed as a percentage of gross revenues, declined to 7.9% and 8.0%, respectively, during the three and nine months ended September 30, 2006 compared to 8.9% during the three and nine months ended September 30, 2005. These decreases were primarily due to lower rooms and food complimentaries resulting from a decline in direct mail promotional offers, and to a lesser extent, fewer complimentary concert tickets associated with the aforementioned reduction in the number of concert dates during the nine months ended September 30, 2006 compared to the same prior year period.

Operating Expenses

The following table highlights our operating expenses (dollars in thousands):

	Three months ended September 30, 2006	Three months ended September 30, 2005	Percent Change	Nine months ended September 30, 2006	Nine months ended September 30, 2005	Percent Change
Casino	$11,612	$11,942	(2.8)%	$32,444	$32,041	1.3%
Rooms	3,463	3,312	4.6	9,643	9,012	7.0
Food and beverage	7,060	6,559	7.6	19,312	18,103	6.7
Other	1,912	1,685	13.5	5,097	5,006	1.8
Selling, general and administrative	8,682	8,183	6.1	25,029	23,160	8.1
Depreciation	3,169	2,798	13.3	9,466	8,215	15.2

Casino Expenses. Despite growth in casino revenues, casino expenses declined during the current quarter and increased slightly during the nine months ended September 30, 2006 compared to the same prior year periods. During both periods, savings in casino payroll, as a percentage of casino revenues, were offset by an expense recorded for unredeemed complimentaries associated with our players’ club program put into operation in January 2005. Increased promotional expenditures and slot machine conversion costs also offset payroll savings during the nine months ended September 30, 2006 compared to the same prior year period resulting in an overall increase.

Rooms Expenses. During the three and nine months ended September 30, 2006, rooms expenses increased compared to the same prior year periods due to an increase in hotel occupancy during both periods. The increases in the average daily rates during both 2006 periods resulted in higher profit margins in the rooms department. Additional costs, including housekeeping labor, amenity supplies and laundry, were incurred with each newly renovated hotel room placed in service during the first half of 2005, which adversely affected departmental profit in the 2005 periods.

Food and Beverage Expenses. Food and beverage expenses increased during the three months ended September 30, 2006 compared to the same prior year period as a result of higher food and beverage revenues. However, increases in food cost of sales and food and beverage labor, as a percentage of revenues, resulted in lower departmental profit margins during the current period.

During the nine months ended September 30, 2006 compared to the same prior year period, food and beverage expenses increased in conjunction with increased food and beverage revenues.

Other Operating Expenses. Other operating expenses are comprised of expenses associated with the operation of our retail outlets, arcade and events pavilion along with the entertainment department’s production costs and professional fees. During the current quarter, other operating expenses rose due to increased entertainment and retail expenses in conjunction with increased revenues in these departments.

Other operating expenses experienced a modest increase during the nine months ended September 30, 2006 compared to the same prior year period primarily due to an increase in retail expenses which were partially offset by a decrease in entertainment expenses, principally for professional entertainer fees, as a result of a decline in the number of concert dates during the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005.

Selling, General and Administrative Expenses. During the three and nine months ended September 30, 2006 compared to the same prior year periods, selling, general and administrative expenses increased primarily due to higher facilities costs including utilities, payroll, and building repairs and maintenance. In addition, advertising costs increased during both periods in 2006 compared to 2005 due to increased television and radio media expenditures along with professional services associated with marketing consulting fees. Additional administration expenses also contributed to the increases in 2006 resulting from increases in credit card discounts related to higher hotel sales volume, professional services fees, and equipment rental and maintenance contracts related to our computer information systems.

Depreciation Expense. Depreciation expense increased during the three and nine months ended September 30, 2006 compared to the same prior year periods primarily due to depreciation associated with new capital purchases.

Other (Income) Expense

Other (income) expense is comprised of interest expense, net and other, net. During the three and nine months ended September 30, 2006 compared to the same prior year periods, interest expense, net decreased as a result of increased interest income during 2006 which was generated by the continued growth in our invested cash reserves. Other, net in both periods was related to the change in market value of the funded portion of our supplemental executive retirement plan.

Liquidity and Capital Resources

During the nine months ended September 30, 2006, we generated cash flows from operating activities of $15.1 million compared to $8.1 million during the nine months ended September 30, 2005. The $7.0 million increase in cash provided by operations was primarily due to the $5.3 million increase in net income and various changes in balance sheet accounts. The changes in these balance sheet accounts represented changes which occurred in the normal course of business. As of September 30, 2006, cash and cash equivalents were $41.7 million, sufficient for normal operating requirements.

Cash used in investing activities for the nine months ended September 30, 2006 was $5.3 million compared to $8.2 million for the nine months ended September 30, 2005, and related primarily to capital expenditures for various renovation projects and equipment purchases. Capital expenditures during the prior year period exceeded spending levels during the nine months ended September 30, 2006 primarily due to expenditures related to our hotel room remodel project which was completed in December 2005. Our executive committee has approved $11.2 million in capital expenditures for 2006 of which $5.3 million had been incurred through September 30, 2006, and the balance of which is expected to be spent on several remodel projects and equipment purchases during the fourth quarter of 2006. These projects include remodeling our buffet, coffee shop and steakhouse, and the addition of a new bar and lounge area on our hotel mezzanine level.

Cash used in financing activities during the nine months ended September 30, 2006 and 2005 were $3.2 million and $1.5 million, respectively, representing tax distributions to our partners.

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

The Notes

On March 5, 2002, the Partnership and Capital issued $160,000,000 principal amount of senior secured mortgage notes due 2012 (“Notes”). The Notes are senior secured obligations which rank equally with all of the Partnership’s other outstanding senior debt and senior to any subordinated debt. The Notes are secured by a security interest in the Issuers’ existing and future assets, other than certain licenses which may not be pledged under applicable law, which is junior to a security interest in such assets securing the Partnership’s obligations under its credit facility and any refinancings of such facility that are permitted pursuant to the terms of the Notes. Each of the Partners executed a pledge of all of its partnership interest in the Partnership to secure the Notes, which is junior to a pledge of such partnership interest to secure the Partnership’s obligations on the credit facility and any refinancings of such facility that are permitted pursuant to the terms of the indenture relating to the Notes. The Notes mature on March 1, 2012 and bear interest at the rate of 10 1/8% per annum, payable semi-annually in arrears on March 1 and September 1 of each year, commencing on September 1, 2002. At September 30, 2006, we were in compliance with all of the covenants in the indenture related to the Notes.

Senior Secured Credit Facility

On November 4, 2003, we executed an amendment to our credit facility (as amended, the “Credit Facility”) that originally included a term facility (which was paid in full in 2003) and a revolving facility. The amendment reduced the revolving facility to $10.0 million, none of which was outstanding at September 30, 2006, and revised certain covenant ratios with retroactive effect to September 30, 2003. Under the Credit Facility, we were required to maintain a maximum ratio of total debt to EBITDA of 5.00 to 1.00 for the quarters ending September 30, 2003 through March 31, 2006 and are required to maintain a maximum ratio of total debt to EBITDA of 4.75 to 1.00 for the quarter ending June 30, 2006 and thereafter. Under the Credit Facility, we are also required to maintain a minimum ratio of EBITDA to fixed charges of 1.20 to 1.00 at all times. The Credit Facility is secured by a first priority security interest in substantially all of our existing and future assets, other than certain licenses which may not be pledged under applicable law, and a first priority pledge of and security interest in all of the partnership interests in the Partnership held by its partners. The Credit Facility ranks equal in right of payment to our other existing and future senior indebtedness, including the Notes, but the security interests securing our obligations under the Credit Facility are senior to the security interests securing our obligations on the Notes. The Credit Facility contains customary events of default and covenants, including covenants that limit or restrict our ability to incur additional debt; create liens or other encumbrances; pay dividends or make other restricted payments; prepay subordinated indebtedness; make investments, loans or other guarantees; sell or otherwise dispose of a portion of our assets; or make acquisitions or merge or consolidate with another entity.

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

On March 2, 2006, the Partnership executed a further amendment to the Credit Facility which extended the previously granted waiver for any defaults under the Credit Facility’s covenants to cover the fiscal quarter ended March 31, 2006 and each subsequent fiscal quarter through and including December 31, 2006, provided that no additional credit is extended under the Credit Facility during such quarters. The March 2, 2006 amendment also waived for 2005 the covenant in Section 7.8 of the Credit Facility which then limited capital expenditures to $10.0 million within a calendar year, which the Partnership exceeded for the year ended December 31, 2005. In addition, the amendment raised the capital expenditure limit to $12.5 million for future calendar years.

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

Contractual Obligations and Other Commitments

There were no material changes during the current quarter to our contractual obligations and commitments as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.

Critical Accounting Policies

A description of our critical accounting policies can be found in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2005. There have been no material changes to these policies during the nine months ended September 30, 2006.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are potentially exposed to market risk in the form of fluctuations in interest rates and their potential impact upon our variable rate debt outstanding, if any. We evaluate our exposure to this market risk by monitoring interest rates in the marketplace and we have, on occasion, utilized derivative financial instruments to help manage this risk. To manage our exposure to counterparty credit risk in interest rate swaps, we have entered into agreements with highly rated institutions. As of September 30, 2006, we had no variable rate debt outstanding. However, under our $10.0 million revolving credit facility, we may have outstanding from time to time up to $10.0 million of variable rate debt. For information concerning limitations on our ability to utilize our credit facility, see the discussion under the caption “Senior Secured Credit Facility” in Item 2 above.

Item 4.	Controls and Procedures

An evaluation was performed by management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2006, our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms of the Securities and Exchange Commission.

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

CIRCUS AND ELDORADO JOINT VENTURE

Date: November 14, 2006	By:	/s/ Gary L. Carano
Gary L. Carano
Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2006	By:	/s/ Stephanie D. Lepori
Stephanie D. Lepori
Chief Accounting and Financial Officer (Principal Financial and Accounting Officer)

SILVER LEGACY CAPITAL CORP.

Date: November 14, 2006	By:	/s/ Gary L. Carano
Gary L. Carano
Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2006	By:	/s/ Stephanie D. Lepori
Stephanie D. Lepori
Treasurer (Principal Financial and Accounting Officer)