Form 10-K
period 2006-12-31
CIRCUS & ELDORADO JOINT VENTURE; SILVER LEGACY CAPITAL CORP
filed 2007-03-30
CIK 1171079, 1171078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

The number of shares of Silver Legacy Capital Corp.’s common stock outstanding at March 30, 2007 was 2,500. All of these shares are owned by Circus and Eldorado Joint Venture.

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

Silver Legacy has approximately 87,300 square feet of gaming space situated on two levels. At December 31, 2006, Silver Legacy featured 1,677 slot machines and 68 table games, including blackjack, craps, roulette, Pai Gow Poker, Let It Ride®, Baccarat and Pai Gow, in addition to keno and a race and sportsbook. “Club Legacy,” Silver Legacy’s players club, offers customers exciting special events and tournaments and convenient ways of earning complimentaries.

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

•	Flavors! The Buffet, which was remodeled and renamed in December 2006, and has a seating capacity of approximately 500;

•	Fairchild’s Oyster Bar, which has a seating capacity of approximately 55, offering a comfortable drink and specialized seafood dining;

•

Café Sedona, which was remodeled and renamed in December 2006, and has a seating capacity of approximately 330, offering an extensive menu that includes American classics and Chinese cuisine 24-hours a day;

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

In addition to our in-house exhibit and convention space, we had since 1999 utilized an additional 40,000 square feet of space in the City Center Pavilion, which was located across North Virginia Street from Silver Legacy on a special events plaza which was owned by our affiliates. The City Center Pavilion was removed in January 2007 to allow for the construction of a new city-owned ballroom facility on the plaza site which will be operated and managed by Silver Legacy, together with Eldorado and Circus. The new 50,000 square-foot facility will complement the existing Reno Events Center and provide an elegant venue for large dinner functions and convention meeting space. The construction period is estimated to be approximately one year. We do not anticipate that the absence of the City Center Pavilion during the construction period will have a material impact on our operations, based on our ability to utilize the Reno Events Center located across the street from the City Center Pavilion.

Silver Legacy’s amenities also include retail shops, exercise and spa facilities, a beauty salon, and an outdoor swimming pool and sundeck. Silver Legacy’s 10-story parking facility is capable of accommodating approximately 1,800 vehicles.

We carefully target our marketing programs to five segments of the gaming market:

•	free and independent travelers,

•	preferred casino customers,

•	convention groups,

•	local patrons, and

•	wholesale/specialty and Internet groups.

We attract our target customers through newspaper, radio, television, Internet and direct mail campaigns locally and in northern California, the Pacific northwest and other regional travel markets. Silver Legacy utilizes a broad special events calendar, along with our guest development program, including selective casino credit, to attract and retain our target customers. In addition, we utilize our hotel rooms, restaurants and other amenities to offer complimentaries to a broad spectrum of established casino guests. “Club Legacy,” Silver Legacy’s players club, offers customers exciting special events and tournaments and convenient ways of earning complimentaries. Enhancements to Club Legacy, which were promoted as “Comp Yourself,” were implemented in January 2005. The revised club format is more user-friendly and enables casino players in our database to redeem their complimentaries directly at our restaurants, bars and retail outlets and upon hotel check-out. The convention groups and wholesale/specialty market segments contribute to our hotel occupancy during slower mid-week periods. For the twelve months ended December 31, 2006 our average occupancy rate was 82.6% compared to 76.6 % for the Reno market.

The primary source of our revenues is the casino, although the hotel, restaurants, bars, shops and other services are an important adjunct to the casino. The following table sets forth the respective contributions to our net revenues on a dollar and percentage basis of our major activities at the Silver Legacy for each of the three most recent fiscal years.

	2006		2005		2004
	(dollars in thousands)
Revenues:
Casino(1)	$87,211	54.8%	$83,191	55.7%	$85,543	55.6%
Hotel(2)	41,334	25.9%	37,176	24.9%	38,553	25.1%
Food and beverage(2)	36,185	22.7%	35,238	23.6%	35,387	23.0%
Other(2)	8,559	5.4%	8,827	5.9%	8,562	5.6%

	173,289	108.8%	164,432	110.1%	168,045	109.3%

Less:
Promotional allowances(2)	14,092	8.8%	15,122	10.1%	14,290	9.3%

Net revenues	$159,197	100.0%	$149,310	100.0%	$153,755	100.0%

(1)	Casino revenues are the net difference between the sums received as winnings and the sums paid as losses, less cash incentives provided to customers.
(2)	Hotel, food and beverage and other include the retail value of services which are provided to casino customers and others on a complimentary basis. Such amounts are then deducted as promotional allowances to arrive at net revenue.

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

Premier “Must See” Attraction. We believe Silver Legacy is a “must see” attraction for Reno visitors and residents. The property’s design is inspired by Nevada’s rich mining heritage and the legend of Sam Fairchild, a fictitious silver baron who “struck it rich” on the site of the casino. Silver Legacy’s interior showcases a casino built around Sam Fairchild’s famed 120-foot tall mining rig. The rig is situated beneath a 180-foot diameter dome, which is a distinctive landmark on the Reno skyline. The interior surface of the dome features dynamic sound and laser light shows, providing visitors with a unique experience when they enter the casino.

Center of Three-Property Destination Resort. Silver Legacy, together with the Eldorado and Circus properties, comprises the heart of the Reno market’s prime gaming area and room base, providing the most extensive variety of gaming, lodging, dining and entertainment amenities in the Reno area. As of December 31, 2006, the three-property complex offered 4,097 rooms, 20 restaurants, 4,358 slot machines, 170 table games and parking to accommodate over approximately 6,000 vehicles, representing approximately 28.5% of the Reno market’s total room base, 23.7% of the Reno market’s total slot machines, and 32.3% of the Reno market’s total table games. We believe that the centralized location and critical mass of these three properties, together with the seamless connections between the facilities, provide Silver Legacy with significant advantages over other freestanding hotel-casinos in the Reno market.

Headliner Entertainment and Premium Dining. Our customers are attracted to Silver Legacy’s entertainment and award-winning cuisine. For the year ended December 31, 2006, approximately 50 nights of headliner entertainment were scheduled in our 1,600-seat Grande Exposition Hall making Silver Legacy a leading headliner entertainment venue in the Reno market. Entertainers who appeared at Silver Legacy during 2006 include Joe Cocker, Johnny Mathis and Bill Cosby. Silver Legacy also features Catch a Rising Star, a 220-seat, nationally recognized comedy club. Throughout 2006, we also utilized the Reno Events Center, which opened in December 2004 and is owned by the City of Reno, as a venue for approximately 10 nights of entertainment which we co-sponsored with one or more other downtown properties. We were able to take advantage of this facility’s larger seating capacity and attract popular headliner acts including Mary J. Blige, Brooks & Dunn, and The Blue Man Group.

Quality Personal Service. We are committed to providing our customers with a high level of personal service, which we believe is an integral part of fostering customer loyalty and generating repeat business. We continually strive to instill in each employee a dedication to superior service designed to exceed our guests’ expectations.

Experienced Management Team. Silver Legacy has an experienced management team with an average of more than 25 years each of experience in the Reno gaming market. All of our senior management have been with Silver Legacy since it opened in July 1995. We have also benefited from the expertise of our joint venture partners and the leadership they have provided through our executive committee, which has included senior executives from Eldorado Resorts LLC, Mandalay and MGM MIRAGE.

Adjoining Properties

Enclosed, climate controlled corridors connect Silver Legacy with the Circus Circus Hotel and Casino and the Eldorado Hotel & Casino, each of which is owned and independently operated by an affiliate of one of the Partnership’s partners.

Circus Circus Hotel and Casino. The Circus Circus Hotel and Casino features 1,572 guestrooms and a 60,000 square-foot casino, which, as of December 31, 2006, featured 1,246 slot machines and 47 table games. The property offers its guests a variety of circus acts performed daily, free of charge, under a “Big Top” above the casino. A mezzanine area has a circus midway with carnival-style games and an arcade that offers a variety of amusement and electronic games. The property features two specialty restaurants, The Steakhouse at Circus and Kokopelli’s Sushi Bar, in addition to a 464-seat buffet, pizzeria, coffee shop, deli/bakery, fast food snack bar, cocktail lounges, gift shop, specialty shops, parking facilities for approximately 3,100 vehicles, and approximately 37,000 square feet of convention space.

Eldorado Hotel & Casino. This property is a luxurious hotel-casino offering approximately 76,500 square feet of gaming space. Its three hotel towers have a total of 815 guestrooms, including 18 specialty suites, 93 “Eldorado Player’s Spa Suites” with bedside spas and 26 one or two bedroom suites. As of December 31, 2006, this property’s casino featured 1,435 slot machines and 55 table games, as well as poker, keno and a race and sports book. The property is renowned for its eight restaurants, including Bistro Roxy, La Strada and a 600-seat buffet. Additional amenities include a casino cabaret, bars and lounges, parking facilities for approximately 1,200 vehicles, and approximately 12,400 square feet of convention space.

Reno Market

Reno is the second largest metropolitan area in Nevada, with a population of approximately 409,100 according to the most recently available census data, and is located at the base of the Sierra Nevada Mountains along Interstate 80, approximately 135 miles east of Sacramento, California and 225 miles east of San Francisco, California. Reno is a destination resort market that primarily attracts “drive-in” visitors by offering gaming as well as numerous other summer and winter recreational activities. Management believes that approximately two-thirds of visitors to the Reno market arrive by some form of ground transportation. Popular special events include the National Championship Air Races, the Reno-Tahoe Open PGA tour event and Hot August Nights, a vintage car event. In addition, the National Bowling Stadium, located one block from Silver Legacy, is one of the largest bowling complexes in North America and has been selected to host multi-month tournaments in Reno two out of every three years through 2018.

A public works project has been underway in the downtown area of Reno which lowered the train tracks that traverse Reno’s downtown district and separate the Silver Legacy and the two adjoining properties from the rest of the downtown gaming facilities. Construction on this project began in 2003. Although the majority of this project has been completed, there continues to be related construction which is expected to be completed in 2008. To date, the impact of this project on our operations has been minimal; however, we cannot determine its impact on our future operations.

According to the Nevada Commission on Tourism and the Reno-Sparks Convention & Visitors Authority, the greater Reno area attracted an estimated 4.9 million and 4.8 million visitors during the twelve months ended June 30, 2006 and 2005, respectively. The following table sets forth certain statistical information for the Reno market for the years 2002 through 2006 as reported by the Reno-Sparks Convention & Visitors Authority, the Nevada Commission on Tourism and the Nevada State Gaming Control Board.

	2002	2003	2004	2005	2006
Gaming Revenues(000’s)(1)	$917,005	$895,991	$903,567	$920,722	$940,315
Gaming Positions(2)(3)	27,872	25,242	24,086	23,666	21,794
Hotel Rooms(2)	16,049	16,193	15,654	14,620	14,393
Average Hotel Occupancy Rate(1)	75.2%	74.3%	77.8%	75.6%	76.6%
Visitors(4)	4,885,510	4,681,535	4,997,295	4,765,737	4,925,358

(1)	For the twelve months ended December 31 for each period shown.
(2)	As of December 31 for each period shown.
(3)	Calculated from information provided by the Nevada State Gaming Control Board.
(4)	For the twelve months ended June 30 for each period shown.

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

Of the 33 casinos currently operating in the Reno market, we compete principally with the seven other hotel-casinos that, like Silver Legacy, each generate at least $36 million in annual gaming revenues, including the Circus Circus Hotel and

Casino and the Eldorado Hotel & Casino. An existing hotel-casino, located outside of the downtown Reno district, is under going construction on an expansion project which will increase their number of hotel rooms and casino square footage along with other amenities including additional parking and restaurants. In addition, there have been several other announcements of pending expansion and/or new projects within the Reno market. At this time, we cannot predict the extent to which new and proposed projects will be undertaken or the extent to which current hotel and/or casino space may be expanded. We expect that any additional rooms added in the Reno market will increase competition for visitor revenue. There can be no assurance that any growth in Reno’s current room base or gaming capacity will not adversely affect our financial condition or results of operations.

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

Land-based, riverboat or dockside casino gaming (other than that conducted on Native American-owned land) is currently legal in 11 states and tribal gaming on Native American-owned land is legal in a number of states, including California, Washington, and Oregon. Management believes the Reno market draws over 50% of its visitors from California. In addition to gaming on Native American-owned land, California allows other non-casino style gaming, including pari-mutuel wagering, a state-sponsored lottery, card clubs, bingo, and off-track betting.

On March 7, 2000, California voters approved Proposition 1A which amended the California constitution and legalized “Nevada-style” gaming on Native American reservations. The passage of this amendment has allowed the expansion of existing Native American gaming operations, as well as the opening of new Native American gaming facilities in California. Additionally, numerous tribes have announced that they intend to open gaming facilities. According to the California Gambling Control Commission, there are currently approximately 105 federally recognized Native American tribes in California of which approximately 66 have entered into compacts with the State of California. Presently, we believe there are 56 Native American casinos in operation in California. Under their original compacts, most Native American tribes in California could operate up to 2,000 slot machines, and up to two gaming facilities on any one reservation. The number of machines the tribes are allowed to operate may increase as a result of any new or amended compacts the tribes may enter into with the State of California that receive requisite approvals, such as has been the case with respect to a number of new or amended compacts executed and approved. Under action taken by the National Indian Gaming Commission, gaming devices similar in appearance to slot machines, but which are deemed to be technological enhancements to bingo style gaming, are not subject to such limits and may be used by tribes without state permission.

Many existing Native American gaming facilities in northern California are modest compared to Reno market casinos. However, there are several more significant Native American casinos which currently compete with the Reno market, including (1) the Cache Creek Indian Bingo & Casino in Brooks, California, approximately 58 miles northwest of Sacramento, (2) the Jackson Rancheria Casino, Hotel and Conference Center in Jackson, California, approximately 59 miles southeast of Sacramento, and (3) Thunder Valley Casino in Auburn, California, approximately 21 miles northeast of Sacramento. In addition to existing gaming facilities, several Native American tribes have announced that they are in the process of developing or are considering establishing large-scale hotel and gaming facilities in northern California. Other tribes are at various stages of planning new or expanded facilities in northern California, including facilities within a one-hour drive of San Francisco or Sacramento.

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

Seasonality

Silver Legacy’s hotel-casino operations are subject to seasonal variation, with the strongest operating results generally occurring in the third quarter of each year and the weakest results generally occurring during the period from November through February. Variations occur when weather conditions make travel to Reno by visitors from northern California and the Pacific Northwest difficult. The following table shows our percentage of gross revenues by quarter for each of 2004, 2005 and 2006.

	2004	2005	2006
First quarter	23.3%	21.0%	21.6%
Second quarter	27.1%	24.6%	26.3%
Third quarter	27.6%	29.5%	29.1%
Fourth quarter	22.0%	24.9%	23.0%

Total	100.0%	100.0%	100.0%

Employees

As of December 31, 2006, Silver Legacy employed approximately 2,175 persons, most of whom were full-time. Currently, none of our employees are employed pursuant to a collective bargaining agreement. The number of people employed at any time is subject to seasonal fluctuation. We believe that our employee relations are excellent.

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

Groundwater in the vicinity of the Silver Legacy property is also contaminated by a chlorinated solvent known as tetrachloroethene or “PCE.” This contaminant is widespread in the Reno/Sparks area. The Central Truckee Meadows Remediation District, encompassing much of the cities of Reno and Sparks, was established pursuant to state legislation to address this contamination. The Central Truckee Meadows Remediation District is managed by Washoe County under the direction of the Nevada Division of Environmental Protection, and is currently conducting investigations and developing a remediation plan. Funding for the Central Truckee Meadows Remediation District is provided through assessments to water customers which are calculated on the basis of water use. The annual assessment to Silver Legacy is currently $215, plus an additional sum based on the amount of water used, which in our most recent annual assessment amounted to $32,657. Such amounts incurred in the prior year were $326 and $29,842, respectively. It is possible that additional assessments may be made against properties that receive special benefits from the Central Truckee Meadows Remediation District, such as clean-up of contamination affecting a specific parcel. The legislation implementing this program exempts property owners who did not cause or contribute to the contamination from civil and criminal liability for the cost of remediation and any related damages, except to the extent of unpaid assessments. We do not believe that we have contributed to this solvent contamination, however, we expect that we will be required to allow the Central Truckee Meadows Remediation District access to our property for continued investigation, including access to monitoring wells.

The possibility exists that additional contamination, as yet unknown, may exist at the Silver Legacy property. In all cases, however, we believe that any such contamination would have arisen from activities of prior owners or occupants, or from offsite sources and not as a result of any of our actions or operations. We do not believe that our expenditures for environmental investigations or remediation will have a material adverse effect on our financial condition or results of operations. Aside from the assessments discussed in the preceding paragraph, we did not incur any costs in connection with environmental matters during the years ended December 31, 2006 and 2005.

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

Item 1A.	Risk Factors.

The following is a discussion of certain factors that currently impact or may impact our business, operating results and/or financial condition.

Risks Related to our Business

We face substantial competition in the hotel and casino industry.

The hotel and casino industry is very competitive. We compete for customers primarily on the basis of location, range and pricing of amenities and overall atmosphere. Of the 33 casinos currently operating in the Reno market, we compete principally with the seven other hotel-casinos that, like the Silver Legacy Resort Casino, each generate at least $36 million in annual gaining revenues, including the Circus Circus Hotel and Casino and the Eldorado Hotel & Casino.

According to statistics published by the Reno-Sparks Convention & Visitors Authority, there were approximately 14,400 hotel rooms in the Reno area at December 31, 2006. An existing hotel-casino, located outside of the downtown Reno district, is under going construction on an expansion project which will increase their number of hotel rooms and casino square footage along with other amenities including additional parking and restaurants. In addition, there have been several other announcements of pending expansion and/or new projects within the Reno market. At this time, we cannot predict the extent to which new and proposed projects will be undertaken or the extent to which current hotel and/or casino space may be expanded in the future. There can be no assurance that any growth in Reno’s room base or gaming capacity will not adversely affect our financial condition or results of operations. See “Competition” in Item 1.

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

On March 7, 2000, California voters approved Proposition 1A which amended the California constitution and legalized “Nevada-style” gaming on Native American reservations. The passage of this amendment has allowed the expansion of existing Native American gaming operations, as well as the opening of new Native American gaming facilities in California. Additionally, several tribes have announced that they intend to open gaming facilities. According to the California Gambling Control Commission, there are currently approximately 105 federally recognized Native American tribes in California of which approximately 66 have entered into compacts with the State of California. Presently, we believe there are 56 Native American casinos in operation in California. Under their original compacts, most Native American tribes in California could operate up to 2,000 slot machines, and up to two gaming facilities on any one reservation. The number of machines the tribes are allowed to operate may increase as a result of any new or amended compacts the tribes may enter into with the State of California that receive requisite approvals, such as has been the case with respect to a number of new or amended compacts recently executed and approved. Under action taken by the National Indian Gaming Commission, gaming devices similar in appearance to slot machines, but which are deemed to be technological enhancements to bingo style gaming, are not subject to such limits and may be used by tribes without state permission.

Many existing Native American gaming facilities in northern California are modest compared to Reno market casinos. However, there are several more significant Native American casinos which currently compete with the Reno market, including (1) the Cache Creek Indian Bingo & Casino in Brooks, California, approximately 58 miles northwest of Sacramento, (2) the Jackson Rancheria Casino, Hotel and Conference Center in Jackson, California, approximately 59 miles southeast of Sacramento, and (3) Thunder Valley Casino in Auburn, California, approximately 21 miles northeast of Sacramento. In addition to existing gaming facilities, several Native American tribes have announced that they are in the process of developing or are considering establishing large-scale hotel and gaming facilities in northern California. Other tribes are at various stages of planning new or expanded facilities in northern California, including facilities within a one-hour drive of San Francisco or Sacramento.

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

The terrorist attacks of September 11, 2001 adversely impacted our operations and any security alerts and/or similar attacks that may occur in the future could have a material adverse effect on our future operations.

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

We have a significant amount of indebtedness. The amount of our total indebtedness at December 31, 2006 was $160.0 million.

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

We cannot assure that our business will generate cash flow from operations or that future borrowings will be available to us under our senior secured credit facility or otherwise in an amount sufficient to enable us to pay our indebtedness, including our 10 1/8% mortgage notes, or to fund other liquidity needs. As a result, we may need to refinance all or a portion of our indebtedness, including our 10 1/8% mortgage notes, on or before maturity. We cannot assure that we will be able to refinance any of our indebtedness on favorable terms, or at all. Any inability to generate sufficient cash flow or refinance our indebtedness on favorable terms could have a material adverse effect on our financial condition.

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

The Reno area has been, and may in the future be, subject to earthquakes. Depending upon its magnitude, an earthquake could severely damage the Silver Legacy Resort Casino, which could adversely affect our business and operations. We currently maintain earthquake insurance for the Silver Legacy Resort Casino and the resulting business interruption. However, there is no assurance that our coverage will be sufficient if there is a major earthquake. In addition, upon the expiration of our current policies, which expire in July of 2007, we cannot assure that adequate coverage will be available at economically justifiable rates, if at all.

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

Item 1B.	Unresolved Staff Comments.

Not Applicable.

Item 2.	Properties.

The Silver Legacy Resort Casino is located on two neighboring parcels of land, located at 407 North Virginia Street and 411 North Sierra Street in Reno, Nevada. We own both parcels, comprising 118,167 and 119,927 square feet, respectively. As of December 31, 2006 both parcels and the improvements located thereon were encumbered by liens securing the indebtedness incurred under our senior credit facility and the indebtedness evidenced by our 10 1/8% mortgage notes. At December 31, 2006, the aggregate principal amount of the indebtedness secured by these liens totaled $160.0 million. For information concerning the Silver Legacy Resort Casino, reference is made to the discussion under the caption “Silver Legacy” in Item 1 of this annual report, which is incorporated herein by this reference.

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

Capital is a wholly-owned subsidiary of the Partnership, which is owned 50% by Galleon, Inc. and 50% by Eldorado Limited Liability Company. Accordingly, there is no established public trading in the equity securities of Capital or the Partnership.

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

As a general partnership, the Partnership is not subject to Federal income tax liability. Consequently, the holders of the partnership interests in the Partnership are required to include their respective shares of the Partnership’s taxable income in their own income tax returns. The Partnership has, in the past, made distributions to its partners to cover such tax liabilities in accordance with its partnership agreement. The tax distributions of the Partnership to its partners aggregated $3.2 million and $1.5 million in 2006 and 2005, respectively. The 2006 tax distributions included a distribution of $1.6 million each to ELLC and Galleon representing fiscal year 2006 tax distributions. The 2005 tax distributions included a distribution of $769,000 each to ELLC and Galleon representing fiscal year 2005 tax distributions. A tax distribution for the fourth quarter of 2006 has not been paid to date and we do not anticipate a material additional distribution based on our expected final 2006 tax return.

During the fiscal quarter ended December 31, 2006 neither the Partnership nor Capital issued any equity securities and, during such period, neither the Partnership nor Capital, nor any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) purchased any of the equity securities of the Partnership or Capital.

Item 6.	Selected Financial Data.

	For the years ended December 31,
	2006	2005	2004	2003	2002
	(in thousands)
Operating Results:
Net operating revenues	$159,197	$149,310	$153,755	$151,955	$159,432
Operating income	25,133	19,782	27,595	25,504	30,308
Net income(1)	9,322	3,378	10,710	9,496	16,766

Balance Sheet Data:
Cash and cash equivalents	$47,179	$35,142	$30,239	$19,405	$14,913
Total assets	323,329	314,172	309,332	302,386	304,536
Long-term debt	159,679	159,616	159,554	159,492	168,430
Partners’ equity	135,596	129,628	127,788	122,512	117,066

(1)	The Partnership is not subject to income taxes and the partners include their respective shares of partnership taxable income in their income tax returns. Therefore, a provision for income taxes is not included in our selected financial information. The partnership agreement requires the Partnership to make distributions to its partners in an amount equal to the maximum marginal federal income tax rate applicable to any partner multiplied by the income of the Partnership for the applicable period. See “Item 5” of this annual report for additional information concerning this provision of the Partnership agreement.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

On July 28, 1995, Silver Legacy commenced operations as a hotel-casino in downtown Reno, Nevada. Silver Legacy is a leader within the Reno market, offering the largest number of table games and the second largest number of slot machines and hotel rooms of any property in the Reno market. Silver Legacy’s net operating revenues and income are derived largely from our gaming activities. In an effort to enhance our gaming revenues, we attempt to maximize the use of our gaming facilities at Silver Legacy by providing a well-balanced casino environment that contains a mix of games attractive to multiple market segments. Rooms, food and beverage also contribute a large portion of our net revenues.

Our operating results are highly dependent on the volume of customers visiting and staying at our resort, which in turn impacts the price we can charge for our hotel rooms and other amenities. Key volume indicators include table games drop and slot handle, which refer to amounts wagered by our customers. The amount of volume we retain, which is not fully controllable by us, is recognized as casino revenues and is referred to as our win or hold. In addition, hotel occupancy and price per room designated by average daily rate (“ADR”) are key indicators for our hotel business.

Significant Factors Affecting Results of Operations

Expansion of Native American Gaming

A significant portion of Silver Legacy’s revenues and operating income are generated from patrons who are residents of northern California, and as such, our results of operations have been adversely impacted by the growth in Native American gaming in northern California. Many existing Native American gaming facilities in northern California are modest compared to Silver Legacy. However, some Native American tribes have established large-scale gaming facilities in California and several Native American tribes have announced that they are in the process of expanding, developing, or are considering establishing large-scale hotel and gaming facilities in northern California. In particular, a significant Native American casino located approximately 21 miles northeast of Sacramento opened in June 2003. While this casino does not currently have hotel rooms, it presently has approximately 2,700 slot machines and 100 table games which exceeds the number of gaming units at Silver Legacy. As this facility and other northern California Native American gaming operations have expanded, we believe the increasing competition generated by these gaming operations has negatively impacted drive-in, day trip visitor traffic from our main feeder markets in northern California.

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

Severe Weather

Silver Legacy’s operations are subject to seasonal variation, with the weakest results generally occurring during the winter months. Variations occur when weather conditions make travel to Reno by visitors from northern California, our main feeder market, difficult. From January through April of 2005, our region experienced extremely poor weather, including 100-year record snowfall. In addition, our New Year’s Eve, which historically generates significant revenues, was negatively impacted by highway road closures due to flooding during the last week in December of 2005. As a result, there was a significant adverse affect on our hotel occupancy and slots, table games, and restaurant volume during these months. During 2006, March was the only month in which we were impacted by extremely poor weather while January and February benefited from unseasonably mild weather.

Bowling Tournaments Within the Reno Market

The National Bowling Stadium, located one block from Silver Legacy, is one of the largest bowling complexes in North America and has been selected to host multi-month tournaments in Reno two of every three years through 2018. Historically, these bowling tournaments have attracted a significant number of visitors to the Reno market and have benefited the downtown area. In 2006, the United States Bowling Congress Women’s Bowling Tournament (“USBC Tournament”) took place from mid-March through the first week of July and attracted approximately 50,000 bowlers to the Reno market during the tournament period. The absence of a major bowling tournament in 2005 negatively impacted our non-gaming revenues, and to a lesser extent our casino revenues, throughout the months of February through June. In 2004, the American Bowling Congress Tournament (“ABC Tournament”) brought approximately 80,000 bowlers to the downtown Reno area over the period from mid-February through June.

Results of Operations

The following table highlights the results of our operations (dollars in thousands):

	Year ended December 31, 2006	Percent Change	Year ended December 31, 2005	Percent Change	Year ended December 31, 2004
Net revenues	$159,197	6.6%	$149,310	(2.9)%	$153,755
Operating expenses	134,064	3.5	129,528	2.7	126,160
Operating income	25,133	27.0	19,782	(28.3)	27,595
Net income	9,322	176.0	3,378	(68.5)	10,710

Net Revenues. During 2006 compared to 2005, net revenues rose mainly due to growth in rooms revenues combined with increased casino and food and beverage revenues. Increased convention business along with incremental visitation to the downtown Reno area generated by the USBC Tournament were the main drivers of the revenue increases during the current year. In addition, higher hold percentages in both table games and slots resulted in increased casino revenues in 2006 over 2005.

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

Operating Income and Net Income. Operating income increased in 2006 compared to 2005 due to increased departmental revenues, attributable in part to higher casino hold percentages, combined with operational efficiencies which produced improved margins in both the casino and rooms departments. As a result, our overall operating margin increased to 15.8% in 2006 from 13.2% in 2005. These factors also contributed to the increase in net income during the current year. Moreover, increased interest income earned on increased invested cash reserves produced a higher percentage increase in net income in 2006 over 2005.

During 2005 compared to the prior year, operating income and net income declined as a result of lower departmental revenues along with increased casino promotional expenses, higher selling, general and administrative expenditures, and increased group health insurance costs. These increases were partially offset by decreases in direct payroll, which is our largest expense, both as a percentage of revenues and in absolute dollars. Depreciation expense increased in 2005 compared to 2004 which also contributed to the percentage decreases in operating income and net income, and a decline in our operating margin to 13.2% in 2005 from 17.9% in 2004.

Revenues

The following table highlights our sources of net operating revenues (dollars in thousands):

	Year ended December 31, 2006	Percent Change	Year ended December 31, 2005	Percent Change	Year ended December 31, 2004
Casino	$87,211	4.8%	$83,191	(2.7)%	$85,543
Rooms	41,334	11.2	37,176	(3.6)	38,553
Food and beverage	36,185	2.7	35,238	(0.4)	35,387
Other	8,559	(3.0)	8,827	3.1	8,562
Promotional allowances	14,092	(6.8)	15,122	5.8	14,290

Casino Revenues. Higher hold percentages in both table games and slots resulted in increased casino revenues in 2006 compared to 2005. However, table games drop declined 3.8% in 2006 compared to 2005 while slot handle remained flat for both periods. While aggressive casino promotions and direct mail programs along with the USBC Tournament benefited the casino departments during the first seven months of 2006, these programs were reduced during the latter half of the year as a result of increased convention business which lessened the number of rooms available for casino offers. As a result, increases in casino volume experienced during the first seven months of 2006 were offset by declines in casino volume during the latter portion of the year as compared to the same prior year periods.

The factors affecting net revenues during the first half of 2005 were the primary contributors to the decrease in casino revenues with the majority of the impact occurring during the period from January through April 2005. Lower hold percentages in both table games and slots also contributed to the decline in casino revenues during 2005 compared to 2004. Despite the significant decline in casino volume during the first half of 2005, table games drop and slot handle rose 0.3% and 0.7%, respectively, during 2005 compared to 2004. Moreover, table games credit play and tracked slot handle generated by players within our casino database benefited from our casino promotions and increased in 2005 compared to 2004.

Room Revenues. Throughout 2006, room revenues experienced strong growth compared to 2005 due to higher ADR and occupancy. Our ADR and occupancy percentage were $73.19 and 82.6%, respectively, in 2006 compared to $68.17 and 79.5%, respectively, in 2005. These increases in ADR and occupancy were driven by growth in our convention segment attributable to the USBC Tournament and several large convention group bookings, both of which enabled the hotel to attain a higher ADR across all room segments throughout 2006. Additional factors negatively impacting 2005 also enabled the hotel department to achieve improved results in 2006 over 2005.

Room revenues decreased in 2005 compared to 2004 as a result of declines in our ADR and occupancy percentage which were $68.17 and 79.5%, respectively, in 2005 compared to $68.60 and 82.1%, respectively in 2004. These declines in ADR and occupancy were mainly due to decreases in our convention and wholesale segments which were adversely affected by the lack of a major bowling tournament in the Reno market during the first half of 2005. Additional factors included severe winter weather during January through April of 2005 and our hotel room renovation project which removed from service approximately 100 rooms per day throughout the first half of 2005 and the majority of November and December in 2005, including holidays and weekends when we generally would have otherwise achieved an occupancy level at or near 100%.

Food and Beverage Revenues. Food and beverage revenues grew in 2006 compared to 2005 due to increased visitors to our property in connection with the USBC Tournament, higher banquet revenues associated with incremental convention business, and an increase in our average restaurant check. Additionally, cash beverage sales have continued to rise as a result of the growing popularity of our Rum Bullion’s Island Bar.

During 2005 compared to 2004, food and beverage revenues decreased due to reduced guest counts attributable to the previously discussed factors affecting overall revenues, specifically during the first six months of 2005. The majority of the decrease resulted from declines in our buffet and coffee shop revenues during 2005 compared to 2004. These decreases in food revenues were partially offset by the continued growth in our beverage sales which were driven by the increasing popularity of our Rum Bullion’s Island Bar.

Other Revenues. Other revenues are comprised of revenues generated by our retail outlets, arcade, entertainment, events pavilion and other miscellaneous items. Retail revenues grew in 2006 compared to 2005 resulting from the addition of two new retail outlets, Bijoux Terner, an international accessory store which opened in February 2006, and Tradewinds, a casual menswear store which opened in August 2006. However, this increase in retail revenues was offset by a decrease in entertainment revenues resulting from 12 fewer concerts produced by Silver Legacy, in partnership with other downtown area casinos, at the downtown Reno Events Center during 2006. In addition, our arcade was permanently closed in December of 2005 and replaced by the aforementioned new retail outlets in addition to Harley Davidson, which is a retail outlet operated under a lease to a third party.

Other revenues increased in 2005 compared to 2004 due to increases in retail and entertainment revenues. During 2005, Silver Legacy, in partnership with other downtown area casinos, produced or promoted 22 concerts in the Reno Events Center which opened in December 2004. This facility offers a larger seating capacity than was previously available within the downtown Reno area, and the opportunity to produce concerts with headliner acts that command higher professional entertainer fees. The growth in retail revenues was mainly due to increases in complimentary retail revenues associated with our Club Legacy players club program which was improved in January 2005. These increases in retail and entertainment revenues were partially offset by decreased revenues generated by our events pavilion which declined due to the absence of several large convention banquets held in this facility in 2004.

Promotional Allowances. Promotional allowances, expressed as a percentage of gross revenues, declined to 8.1% in 2006 compared to 9.2% in 2005. This decrease was primarily due to lower rooms and food complimentaries resulting from a decline in direct mail promotional offers, and to a lesser extent, fewer complimentary concert tickets associated with a reduction in the number of concert dates during 2006 compared to 2005.

Promotional allowances, expressed as a percentage of gross revenues, increased to 9.2% in 2005 compared to 8.5% in 2004. This increase was principally due to increased complimentary rooms, food and retail merchandise offered in association with an enhanced Club Legacy players’ club which was implemented in January 2005. The new club format became more user-friendly and enabled casino players in our database to redeem their complimentaries directly at our restaurants, bars and retail outlets upon hotel check-out.

Operating Expenses

The following table highlights our operating expenses (dollars in thousands):

	Year ended December 31, 2006	Percent Change	Year ended December 31, 2005	Percent Change	Year ended December 31, 2004
Casino	$43,573	(0.3)%	$43,695	3.2%	$42,326
Rooms	12,604	6.7	11,810	(0.6)	11,881
Food and beverage	25,684	5.9	24,255	(0.9)	24,476
Other	6,593	(6.9)	7,077	4.1	6,800
Selling, general and administrative	32,901	6.4	30,933	3.0	30,041
Depreciation	12,656	7.7	11,754	10.7	10,622

Casino Expenses. Despite growth in casino revenues, casino expenses remained flat in 2006 compared to 2005. Savings in slots departmental payroll, both as a percentage of casino revenues and absolute dollars, and other variable casino expenses such as bad debt and supplies, were offset by an increase in the expense recorded for unredeemed complimentaries associated with our players’ club program.

During 2005 compared to 2004, casino expenses rose as a result of increases in direct mail, promotion and special events costs in addition to an expense recorded for unredeemed complimentaries associated with our players’ club program put into operation in January 2005. These increases were partially offset by decreases in casino payroll and gaming taxes in 2005 compared to 2004.

Room Expenses. During 2006, room expenses increased over 2005 as a result of higher occupancy levels in 2006. The increase in our ADR in 2006, combined with additional expenses charged during the prior year associated with our hotel remodel project, resulted in an increased hotel profit margin in 2006 compared to 2005.

Room expenses decreased in 2005 compared to 2004 primarily due to lower occupancy levels in 2005. Additional costs, including housekeeping labor, amenity supplies and laundry expense, were incurred with each newly renovated hotel room placed in service during the first half of 2005 and November and December of 2005, which adversely affected departmental profit in 2005 compared to 2004.

Food and Beverage Expenses. Food and beverage expenses increased in association with the increase in food and beverage revenues. However, efforts to improve guest service provided by our restaurants and bars through increased staffing coverage resulted in increases in food and beverage labor, as a percentage of revenues, which produced a slightly lower profit margin in 2006 compared to 2005.

Food and beverage expenses decreased during 2005 compared to 2004 due to declines in guest counts along with decreases in food cost of sales, both in absolute dollars and as a percentage of revenues.

Other Operating Expenses. Other operating expenses are comprised of expenses associated with the operation of our retail outlets, arcade and events pavilion along with the entertainment department’s production costs and professional entertainer fees. Other operating expenses declined in 2006 compared to 2005 mainly due to a decrease in entertainment expenses, principally professional entertainer fees, as a result of the decline in the number of concert dates in 2006 compared to 2005.

Higher entertainment expenses, including professional entertainer fees and incentive costs associated with concerts at the Reno Events Center, resulted in higher overall other expenses in 2005 compared to 2004. In addition, increases in retail cost of sales in conjunction with the previously discussed growth in retail revenues also contributed to the increase in 2005.

Selling, General and Administrative Expenses. During 2006, selling general and administrative expenses increased primarily due to higher facilities costs including utilities, payroll, and building repairs and maintenance. In addition, advertising costs increased during 2006 compared to 2005 due to increased advertising production and professional services associated with marketing consulting fees. Additional administration expenses also contributed to the increases in 2006 as a result of increased credit card discounts associated with higher hotel sales volume, professional services fees, and equipment rental and maintenance contracts related to our computer information systems.

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

Depreciation Expense. Depreciation expense increased during 2006 and 2005 compared to the same prior year periods primarily due to depreciation associated with new capital purchases.

Other (Income) Expense

Other (income) expense is comprised of net interest expense, interest income and other. Net interest expense remained flat during 2006, 2005 and 2004 while interest income continued to increase due to the steady growth in our invested cash reserves. Other, in all three years, was related to the change in market value of the funded portion of our supplemental executive retirement plan.

Liquidity and Capital Resources

During 2006, we generated cash flows from operating activities of $26.3 million compared to $17.2 million in the prior year. The increase in cash provided by operations was primarily due to the $5.9 million increase in net income which was partially offset by various changes in balance sheet accounts. The changes in these balance sheet accounts represented changes which occurred in the normal course of business. As of December 31, 2006, cash and cash equivalents were $47.2 million, sufficient for normal operating requirements.

Cash used in investing activities for 2006 was $11.0 million compared to $10.8 million for 2005, and related primarily to capital expenditures for various renovation projects and equipment purchases. In future years, we expect to make capital expenditures to the extent necessary to continue to maintain an attractive property and a competitive position in our marketplace. Our executive committee has approved $12.1 million in capital expenditures for 2007. In addition, our executive committee has approved up to an additional $3.2 million for equipment purchases for a city-owned ballroom facility currently under construction. The new ballroom will be located across from Silver Legacy on a special events plaza which was previously owned by our affiliates and donated to the City of Reno in January 2007.

Cash used in financing activities were $3.2 million and $1.5 million 2006 and 2005, respectively, representing tax distributions to our partners.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments to make future payments under certain contracts, including long-term debt obligations and operating leases, as of December 31, 2006 (in thousands):

Description	2007	2008	2009	2010	2011	Thereafter
Long-term debt	$—	$—	$—	$—	$—	$159,679
Interest payments on long-term debt	16,200	16,200	16,200	16,200	16,200	16,200
Operating leases	225	112	57	5	4

Total	$16,425	$16,312	$16,257	$16,205	$16,204	$175,879

The repayment of our long-term debt, which consists of our indebtedness under the Credit Facility and the indebtedness evidenced by the Notes, is subject to acceleration upon the occurrence of an event of default under the Credit Facility or the indenture relating to the Notes.

We made cash interest payments of $16.3 million during the years ended December 31, 2006, 2005 and 2004, respectively. We anticipate that cash payments for interest in 2007 will be consistent with 2006 due to similar average outstanding borrowings.

The Notes

On March 5, 2002, the Partnership and Capital issued $160,000,000 principal amount of senior secured mortgage notes due 2012 (“Notes”). The Notes are senior secured obligations which rank equally with all of the Partnership’s outstanding senior debt and senior to any subordinated debt. The Notes are secured by a security interest in the Issuers’ existing and future assets, which is junior to a security interest in such assets securing the Partnership’s obligations under its credit facility and any refinancings of such facility that are permitted pursuant to the terms of the Notes. Each of the Partners executed a pledge of all of its partnership interests in the Partnership to secure the Notes, which is junior to a pledge of such partnership interests to secure the Partnership’s obligations on the credit facility and any refinancings of such facility that are permitted pursuant to the terms of the Notes. The Notes mature on March 1, 2012 and bear interest at the rate of 10 1/8% per annum, payable semi-annually in arrears on March 1 and September 1 of each year, commencing on September 1, 2002. At December 31, 2006, we were in compliance with all of the covenants in the indenture related to the Notes.

Senior Secured Credit Facility

We have a credit facility (as amended, the “Credit Facility”) which provides a $10.0 million revolving facility. Under the Credit Facility, as currently in effect, we must maintain a maximum ratio of total debt to EBITDA of 4.75 to 1.00 and are also required to maintain a minimum ratio of EBITDA to fixed charges of 1.10 to 1.00 at all times. The Credit Facility is secured by a first priority security interest in substantially all of our existing and future assets, other than certain licenses which may not be pledged under applicable law, and a first priority pledge of and security interest in all of the partnership interests in the Partnership held by its partners. The Credit Facility ranks equal in right of payment to our existing and future senior indebtedness, including the Notes, but the security interests securing our obligations under the Credit Facility are senior to the security interests securing our obligations on the Notes. The Credit Facility contains customary events of default and covenants, including covenants that limit or restrict our ability to incur additional debt; create liens or other encumbrances; pay dividends or make other restricted payments; prepay subordinated indebtedness; make investments, loans or other guarantees; sell or otherwise dispose of a portion of our assets; or make acquisitions or merge or consolidate with another entity.

On June 15, 2005, we executed an amendment to the Credit Facility to provide a conditional waiver of the facility’s financial covenants in respect of the quarter ended June 30, 2005, and each subsequent quarter through and including December 31, 2005, provided that no additional credit was extended under the Credit Facility during a quarter for which a waiver was relied upon. In addition, as a condition precedent to any draw on the Credit Facility subsequent to June 15, 2005, we must be in compliance with the Credit Facility’s financial covenants as to the then most recent fiscal quarter in respect of which we are required to deliver financial statements pursuant to the Credit Facility.

On March 2, 2006, the Partnership executed a further amendment to the Credit Facility which extended the previously granted waiver for any defaults under the Credit Facility’s covenants to cover the fiscal quarter ended March 31, 2006 and each subsequent fiscal quarter through and including December 31, 2006, provided that no additional credit was extended under the Credit Facility during such quarters. The March 2, 2006 amendment also waived for 2005 the covenant in Section 7.8 of the Credit Facility which then limited capital expenditures to $10.0 million within a calendar year, which the Partnership exceeded for the year ended December 31, 2005. In addition, the amendment raised the capital expenditure limit to $12.5 million for future calendar years. There was no debt outstanding under the Credit Facility at December 31, 2006. As of such date, the Partnership was in compliance with all of the covenants in the Credit Facility and had the ability to borrow on a revolving basis all of the $10.0 million available under the Credit Facility.

On March 28, 2007, an additional amendment was executed to extend the Credit Facility’s original maturity date of March 31, 2007 for an additional year to March 31, 2008. This amendment also reduced the minimum ratio of EBITDA to fixed charges to 1.10 to 1.00 and raised the capital expenditure limit to an aggregate of $15.0 million in any twelve-month period. Furthermore, this amendment revised in its entirety Section 7.16 of the Credit Facility to allow for prepayments of the Notes provided certain conditions precedent are satisfied.

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

Players’ Club Point Liability

Our players’ club, which was revised in January 2005, allows customers to earn “points” based on the volume of their gaming activity. Under the terms of our program, these points are redeemable for certain complimentary services, at their discretion, including rooms, food, beverage, retail and entertainment tickets. We accrue the expense for unredeemed complimentaries, after consideration of estimated breakage, as they are earned. The value of the cost to provide the complimentaries is expensed as earned and is included in casino expense on our consolidated income statement. To arrive at the estimated cost associated with our players’ club, estimates and assumptions are made regarding incremental marginal costs of the benefits, breakage rates and the mix of goods and services for which the points will be redeemed. We use historical data to assist in the determination of estimated accruals. At December 31, 2006 and 2005, $0.8 million and $0.2 million, respectively, was accrued for the cost of the anticipated redemptions.

Property and Equipment and Other Long-Lived Assets

Property and equipment is recorded at cost and is depreciated over its estimated useful life. Judgments are made in determining estimated useful lives and salvage values of these assets. The accuracy of these estimates affects the amount of depreciation expense recognized in our financial results and whether we have a gain or loss on the disposal of assets. We review depreciation estimates and methods as new events occur, more experience is acquired, and additional information is obtained that would possibly change our current estimates. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In accordance with SFAS No. 144, an estimate of undiscounted future cash flows produced by the asset is compared to the carrying value to determine whether an impairment exists. If it is determined that the asset is impaired based on expected future cash flows, a loss, measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset, would be recognized. As of December 31, 2006, no events or changes in circumstances indicated that the carrying values of our long-lived assets may not be recoverable.

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

We are potentially exposed to market risk in the form of fluctuations in interest rates and their potential impact upon our variable rate debt outstanding. We evaluate our exposure to this market risk by monitoring interest rates in the marketplace and we have, on occasion, utilized derivative financial instruments to help manage this risk although we did not utilize any financial instruments in 2006. As of December 31, 2006, we had no variable rate debt outstanding. However, under our $10.0 million revolving credit facility, we may have outstanding from time to time up to $10.0 million of variable rate debt.

Item 8.	Financial Statements and Supplementary Data.

Reference is made to the report of Deloitte & Touche LLP dated March 30, 2007 and the consolidated financial statements of Circus and Eldorado Joint Venture and Silver Legacy Capital Corp. appearing on pages F-1 through F-17 of this annual report, which are incorporated in this Item 8 by this reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

An evaluation was performed by management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2006, our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in applicable rules and forms of the Securities and Exchange Commission.

There have been no changes in our internal controls over financial reporting that occurred during the fourth quarter of 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrants.

Overview

The current managing partner of the Partnership is Galleon, Inc. (“Galleon”). Under the terms of the partnership agreement, the managing partner is responsible for the day-to-day management of the business affairs of the Partnership. The managing partner has delegated a substantial portion of its duties to the general manager of Silver Legacy. Although the Partnership is a general partnership between Galleon, which is an indirect wholly-owned subsidiary of MGM MIRAGE, and Eldorado Limited Liability Company (“ELLC”), which is a 96%-owned subsidiary of Eldorado Resorts LLC, the Partnership employs its own separate management team to operate Silver Legacy. An executive committee of the Partnership is responsible for consulting with, reviewing, monitoring and overseeing the performance of the management of Silver Legacy. The executive committee, which functions in a capacity similar to a corporation’s board of directors, does not have any separately designated committees other than an audit committee.

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

The Partnership Agreement provides that the managing partner shall appoint the general manager, subject to approval of the appointment by the executive committee, utilizing the special voting procedures and the procedure for resolving deadlocks described below. Under the terms of the Partnership Agreement, the general manager may be removed by either of the Partnership’s partners upon 30 days written notice. The Partnership Agreement also provides that the managing partner shall appoint the other principal senior management of the Partnership and Silver Legacy, subject to approval of such appointments by the executive committee in the case of the general manager, who is the Partnership’s chief executive officer, and the controller, who is the Partnership’s chief financial officer and accounting officer. The Partnership’s senior management performs such functions, duties, and responsibilities as the managing partner may assign, and serves at the direction and pleasure of the managing partner.

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

In the event Galleon resigns as managing partner, ELLC will have the right and option to become the managing partner of the Partnership and assume all the obligations of the managing partner under the Partnership Agreement, or the partners are required to attempt to appoint a third party to manage the day-to-day business affairs of the Partnership. In that event, if the partners are unable to agree on a manager, then the Partnership shall be dissolved and liquidated in accordance with the provisions of the Partnership Agreement.

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

Audit Committee Financial Expert

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

•

experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by the Partnership’s financial statements, or experience actively supervising one or more persons engaged in such activities;

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

Code of Ethics

The Partnership’s executive committee and Capital’s Board of Directors have adopted a code of ethics that applies to the Partnership’s and Capital’s principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions. The code of ethics, a copy of which is incorporated by reference as Exhibit 14 to this report, is a written standard designed to deter wrongdoing and to promote:

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

Name	Age	Positions
Gary L. Carano	54	General Manager of Silver Legacy, Chief Executive Officer of the Partnership, and President and Chief Executive Officer of Capital

Glenn T. Carano	51	Executive Director of Marketing of Silver Legacy and Secretary of the Partnership and Capital

Bruce C. Sexton	53	Assistant General Manager of Silver Legacy and Vice President of Capital

Stephanie D. Lepori	36	Chief Financial Officer of Silver Legacy, Controller and Chief Accounting and Financial Officer of the Partnership, and Treasurer and Chief Accounting and Financial Officer of Capital

Frank R. Baldwin	69	Member of the Partnership’s Executive Committee and Director of Capital

Robert H. Baldwin	56	Member of the Partnership’s Executive Committee and Director of Capital

Gene R. Carano	51	Member of the Partnership’s Executive Committee and Director of Capital

Gary N. Jacobs	61	Member of the Partnership’s Executive Committee and Audit Committee, Director of Capital, and Secretary of Galleon

Robert M. Jones	64	Member of the Partnership’s Executive Committee and Audit Committee and Director of Capital

J. Terrence Lanni	64	President of Galleon
James J. Murren	45	Treasurer of Galleon
Bryan L. Wright	43	Assistant Secretary of Galleon

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

Bruce C. Sexton. Mr. Sexton has been the Assistant General Manager of Silver Legacy and Vice President of Capital since June 2006. From January 1995 to June 2006, Mr. Sexton was the Chief Financial Officer or Director of Finance and Administration of Silver Legacy and Controller and Chief Accounting and Financial Officer of the Partnership. He was Treasurer of Capital from its incorporation in August 2001, and its Chief Accounting and Financial Officer from November 2001, until June 2006. Mr. Sexton began working at the Circus Circus Hotel and Casino in Reno in 1978 as chief accountant and, before joining Silver Legacy, held the position of Controller at that property for eight years.

Stephanie D. Lepori. Ms. Lepori has been the Chief Financial Officer of Silver Legacy, Controller and Chief Accounting and Financial Officer of the Partnership, and Treasurer and Chief Accounting and Financial Officer of Capital since June 2006. Ms. Lepori was the Director of Finance or Controller of Silver Legacy from January 1995 until June 2006. From 1992 until she joined Silver Legacy, Ms. Lepori was employed by Arthur Andersen LLP, serving that firm in various positions. Ms. Lepori is a Certified Public Accountant.

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

Robert H. Baldwin. Mr. Baldwin became a member of the executive committee of the Partnership and a director of Capital in April 2005. Mr. Baldwin has served as President and Chief Executive Officer of Mirage Resorts since June 2000 and as President of CityCenter since March 2005. He served as Chief Financial Officer and Treasurer of Mirage Resorts from September 1999 to June 2000. He was President and Chief Executive Officer of Bellagio, LLC from June 1996 to March 2005.

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

Gary N. Jacobs. Mr. Jacobs became a member of the executive committee of the Partnership, director of Capital and Secretary of Galleon in April 2005. He is a member of the Partnership’s audit committee. Mr. Jacobs has served as Executive Vice President and General Counsel of MGM MIRAGE since June 2000 and as Secretary since January 2002. Prior thereto, he was a partner with the law firm of Christensen, Glaser, Fink, Jacobs, Weil & Shapiro, LLP, and is currently of counsel to that firm.

Robert M. Jones. Mr. Jones has been a member of the executive committee of the Partnership since November 1995 and a director of Capital since November 2001. He has been the Chief Financial Officer of Eldorado Resorts LLC or its predecessor since 1989. Prior to joining Eldorado Resorts LLC in 1984, Mr. Jones spent 14 years in public accounting, 10 of which were as an audit principal with the international accounting firm of Arthur Young & Company. Mr. Jones is a former Certified Public Accountant and is a member of the Partnership’s audit committee.

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

Bryan L. Wright. Mr. Wright became Assistant Secretary of Galleon in April 2005. Mr. Wright has served as Senior Vice President and Assistant General Counsel of MGM MIRAGE since March 2005. He served as Vice President and Assistant General Counsel of MGM MIRAGE from July 2001 to March 2005. He has served as Assistant Secretary of MGM MIRAGE since January 2002. Prior to joining MGM MIRAGE, Mr. Wright served as Vice President and Assistant General Counsel of Boyd Gaming Corporation and in other legal capacities for Boyd Gaming Corporation from September 1993 to July 2001.

Item 11.	Executive Compensation.

Compensation Discussion and Analysis

Overview of Compensation Program

Under the terms of the Partnership’s partnership agreement, the executive committee of the Partnership determines the compensation of the general manager, who is the Partnership’s chief executive officer (“CEO”), and the controller, who is the Partnership’s chief financial officer and accounting officer (“CFO”). The Partnership does not have a separate compensation committee. With the exception of the compensation of the CEO and CFO, which requires the executive committee’s approval, the CEO has responsibility for fixing the compensation of the other named executive officers. The Partnership’s executive committee approves any new elements or significant changes to the existing compensation program, such as the implementation of any new compensation components. In 2006, the Partnership did not grant any plan-based awards. The Partnership does not have publicly traded equity. Accordingly, it does not award any equity-based compensation or utilize any equity-based guidelines in determining the compensation of its named executive officers. There are currently no employment contracts with any of the named executive officers.

Compensation Objectives

All of the named executive officers have been with the Partnership since Silver Legacy opened in 1995 and have an average of 25 years of experience in the Reno gaming market. The Partnership has benefited from this experience and expertise, and its compensation objective is to retain its named executive officers in an effort to support its overall long-term strategic and performance goals. The Partnership attempts to retain its named executive officers by paying total compensation that is fair, competitive and reasonable and by using continued service as one of the determinates of total compensation through the utilization of its supplemental executive retirement program (“SERP”). As a result, the Partnership’s compensation of its named executive officers is designed to reward their continued service and their respective contributions to the maintenance of Silver Legacy’s position as an industry leader within the Reno market through its annual compensation and the utilization of its SERP.

Executive Compensation Components

During the year ended December 31, 2006, the components of compensation for the Partnership’s named executive officers were:

•	base salary;

•	bonuses;

•	retirement benefits; and

•	perquisites and other personal benefits.

Base Salary

The Partnership’s original executive committee approved the compensation amounts for Gary Carano, the Partnership’s CEO, and Glenn Carano, the Partnership’s Executive Director of Marketing, when the Partnership was established in 1995. Their base salaries were determined taking into account their extensive knowledge of the Reno market and prior experience in the operation of the adjoining Eldorado Hotel & Casino, which is majority-owned by members of the Carano family, over a period of more than 15 years. The base salaries paid to these named executive officers have not changed since 1995.

The salaries paid in 2006 to the other two named executive officers, Bruce Sexton, the Partnership’s Assistant General Manager, and Stephanie Lepori, the Partnership’s CFO, were determined by the CEO, and approved by the Executive Committee in the case of Stephanie Lepori, on a subjective basis taking into account the salaries for comparable positions at the adjoining properties of our affiliates, Eldorado Hotel & Casino and Circus Circus Hotel-Casino, and other available compensation comparables within our market. In determining their salaries, consideration of his or her responsibility and experience were also taken into account. During 2006, both Bruce Sexton and Stephanie Lepori were promoted to their current positions and received salary increases which took into account their increased responsibilities.

All of the salaries and bonuses of the named executive officers were paid in cash. With the exception of salaries for Gary Carano and Glenn Carano which have not changed since 1995, salary levels are typically considered annually as part of the Partnership’s performance review process as well as upon a promotion or other change in job responsibility. Any merit based increase in salary is based on a subjective evaluation that, in addition to the factors discussed earlier, takes into account the individual’s performance.

Bonuses

The Partnership paid bonuses in 2006 for the first time since 2002 based on the recommendation of the CEO resulting from the Partnership’s improved financial performance in 2006. The aggregate bonus amount paid to all of the Partnership’s salaried and supervisory employees, including the named executive officers, was based on the Partnership’s 2006 financial results and was approved by its executive committee. The allocation of the aggregate bonus amount was determined by the CEO and was generally allocated among the employees receiving bonuses based on their respective positions within the organization, with selective adjustments for factors such as length of service, individual performance and merit. The highest individual bonus amount was $2,970, which was paid to 11 employees, including two named executive officers, Bruce Sexton and Stephanie Lepori. Based on the amounts they are paid in base salaries, Gary Carano and Glenn Carano each elected not to take a bonus payment in 2006.

Retirement Benefits

The Partnership offers retirement benefits designed to retain employees and motivate long-term performance. All employees are eligible to participate in the Partnership’s employee savings plan. In addition, certain named executive officers are entitled to participate in the Partnership’s SERP.

SERP

The Partnership established its SERP in 2002 as an important retention tool. The design of the Partnership’s SERP is intended to compensate participants upon retirement at a level equivalent to a percentage of their highest annual compensation received during the last five full calendar years preceding retirement. The percentages were set based on competitive data at the time the plan was implemented, and are evaluated by the Partnership’s retirement consultant and actuary on an annual basis. The Partnership balances the effectiveness of this plan as a compensation and retention tool with the cost to the Partnership of providing the plan. Based on budget and cost constraints, no newly hired or promoted key employees have been admitted to the SERP since its inception date in 2002. The SERP is an unfunded, unsecured obligation of the Partnership and is not qualified for tax purposes. The benefit formula under this plan is described in the section “Pension Benefits.” Management believes the SERP is a strong retention tool because the benefits generally increase with the named executive officers’ continued employment and compensation. Also, plan benefits would be forfeited should a covered named executive officer enter into employment with a competitor of the Partnership after retirement or termination for cause.

Employee Savings Plan

The Partnership offers a defined contribution 401(k) plan which covers all employees who meet certain age and length of service requirements and allows an employer contribution up to 25 percent of the first six percent of each participating employee’s compensation. The plan is qualified under Section 401(k) of the Internal Revenue Code. The Partnership maintains the plan to attract and retain qualified employees, including the named executive officers, and to encourage employees to save some percentage of their cash compensation for their eventual retirement.

Perquisites and Other Personal Benefits

The Partnership provides limited perquisites intended to serve specific business needs such as the entertainment of significant customers or other individuals doing business with the Partnership; however, it is understood that some may be used for personal reasons as well. In 2006, the perquisites provided to the Partnership’s named executive officers consisted of dues for country club memberships, executive medical physicals, complimentary personal meals, and complimentary personal tickets for various events.

COMPENSATION COMMITTEE REPORT

The executive committee of the Partnership, which functions in a manner similar to the board of directors of a corporation and does not have a separate compensation committee, has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management. Based on the review and discussions referred to in the preceding sentence, the Partnership’s executive committee has recommended that the Compensation Discussion and Analysis be included in this annual report on Form 10-K for the year ended December 31, 2006.

THE EXECUTIVE COMMITTEE

Frank R. Baldwin Robert H. Baldwin Gene R. Carano Gary N. Jacobs Robert M. Jones

Summary Compensation Table

The following table summarizes the total compensation paid to or earned by each of the Partnership’s named executive officers for the year ended December 31, 2006. During the year ended December 31, 2006, none of the directors or officers of Capital received any remuneration for their services in those capacities.

(a)	(b)	(c)	(d)		(e)	(f)	(g)	(h)	(i)		(j)
Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonquali- fied Deferred Compensation Earnings (1) ($)	All Other Compensation (2) ($)		Total ($)
Gary L. Carano	2006	$400,000	—		—	—	—	$203,540	$3,123	(3)	$606,663
General Manager of Silver Legacy and Chief Executive Officer of the Partnership

Glenn T. Carano	2006	$400,000	—		—	—	—	$59,858	$30,483	(4)	$490,341
Executive Director of Marketing of Silver Legacy and Secretary of the Partnership

Bruce C. Sexton (5)	2006	$214,583	$2,970	(6)	—	—	—	$45,866	$2,081	(7)	$265,500
Assistant General Manager of Silver Legacy

Stephanie D. Lepori (8)	2006	$127,083	$2,970	(6)	—	—	—	—	$1,023	(9)	$131,076
Chief Financial Officer of Silver Legacy and Controller and Chief Accounting and Financial Officer of the Partnership

(1)	This column represents the change in pension value in 2006 for each of the named executive officers participating in the SERP. The value was calculated as the difference between the present value of each named executive officers’ accrued benefit as of December 31, 2006 less the similar value calculated as of December 31, 2005. The present values were calculated using the same discount rate and mortality table that were used in our financial disclosures on those dates. Stephanie Lepori is not covered by the SERP.
(2)	The Partnership provides limited perquisites and personal benefits intended to serve specific business needs such as the entertainment of significant customers or other individuals doing business with the Partnership; however, it is understood that some may be used for personal reasons as well. In 2006, the perquisites and personal benefits provided to the Partnership’s named executive officers consisted of dues for country club memberships, executive medical physicals, complimentary personal meals, and complimentary personal tickets for various events. The incremental cost to the Partnership on the perquisites and personal benefits received by Glenn Carano during 2006 is included in the table. The value of the perquisites and personal benefits received by each of the three other named executive officers in 2006 is not included in the table because the perquisites and personal benefits received by each of these individuals involved an aggregate incremental cost to the Partnership of less than $10,000.
(3)	Includes $123 in premiums paid by the Partnership for life and accidental death insurance for the benefit of Gary Carano and $3,000 in matching contributions paid by the Partnership under the Partnership’s 401(k) savings plan for his account.
(4)	Includes $123 in premiums paid by the Partnership for life and accidental death insurance for the benefit of Glenn Carano, $4,000 in matching contributions paid by the Partnership under the Partnership’s 401(k) savings plan for his account, and $26,360 of perquisites and personal benefits received in 2006. These perquisites and personal benefits include golf membership dues for which the Partnership incurred a cost of $25,460, representing the full amount of dues paid by the Partnership on account of Glenn Carano’s golf membership.

(5)	Bruce Sexton held the position of Chief Financial Officer of Silver Legacy and Controller and Chief Accounting and Financial Officer of the Partnership until his promotion to Assistant General Manager of Silver Legacy effective June 13, 2006.
(6)	The highest individual bonus amount paid to all of the Partnership’s salaried and supervisory employees including named executive officers, Bruce Sexton and Stephanie Lepori, was $2,970.
(7)	Includes $123 in premiums paid by the Partnership for life and accidental death insurance for the benefit of Bruce Sexton and $1,958 in matching contributions paid by the Partnership under the Partnership’s 401(k) savings plan for his account.
(8)	Stephanie Lepori was promoted to the position of Chief Financial Officer of Silver Legacy and Controller and Chief Accounting and Financial Officer of the Partnership effective June 13, 2006. Prior to such date, she was compensated for her position as Director of Finance for Silver Legacy.
(9)	Includes $48 in premiums paid by the Partnership for life and accidental death insurance for the benefit of Stephanie Lepori and $975 in matching contributions paid by the Partnership under the Partnership’s 401(k) savings plan for her account.

Pension Benefits

The Partnership offers the SERP to seven of its current employees, including three of its named executive officers, to provide each participating employee a targeted income on retirement relative to the employee’s highest annual compensation amount within the last five full calendar years preceding retirement. The plan is unfunded and is not qualified for tax purposes. Also, the participants’ benefits are subject to the claims of general creditors should the Partnership become insolvent.

Depending on a participating named executive officer’s tier and years of service, the following percentages are applied to his highest annual compensation amount within the last five full calendar years preceding retirement to determine the annual benefit payable upon retirement at or after age 60:

Years of Service (1)	Tier I (2)	Tier II (3)	Tier III
	Applicable Percentage
Less than four (4)	0%	0%	0%
Four (4), but less than (6)	20	15	5
Six (6), but less than eight (8)	25	20	10
Eight (8), but less than ten (10)	30	25	15
Ten (10), but less than twelve (12)	40	30	20
Twelve (12), but less than fourteen (14)	50	35	25
Fourteen (14) or more	60	40	30

(1)	Each participating named executive officer had 12 years of service at December 31, 2006.
(2)	Gary Carano is a Tier I participant.
(3)	Glenn Carano and Bruce Sexton are Tier II participants.

Normal retirement under the plan is at age 65. Because each participating named executive officer has completed four years of service, early retirement benefits may commence for each upon attainment of age 55 at a reduced annual benefit. The annual benefit payable at age 60 is reduced by 5% for each full or partial year the early retirement date precedes age 60. Benefits are not reduced for retirement at/or after age 60.

The following table sets forth information with respect to the SERP as of December 31, 2006:

Pension Benefits

As of December 31, 2006

Name (a)	Plan Name (b)	Number of Years of Credited Service (c)	Present Value of Accumulated Benefit (1) (d)	Payments During Last Fiscal Year (e)
Gary L. Carano	Silver Legacy Supplemental Executive Retirement Plan	12	$1,289,359	—

Glenn T. Carano	Silver Legacy Supplemental Executive Retirement Plan	12	$713,077	—

Bruce C. Sexton	Silver Legacy Supplemental Executive Retirement Plan	12	$410,338	—

Stephanie D. Lepori (2)	—	—	—	—

(1)	The accumulated benefit is based on service and earnings (base salary and bonus, as described above) considered by the plan for the period through December 31, 2006. The present value is calculated assuming the benefit commences at normal retirement age 65 and that the benefit is payable for life. It is also based on the assumptions included in the accompanying footnotes to the financial statements. As described in these footnotes, the assumed interest rate is 5.85%. If the assumed retirement age were changed to age 60, the present value for each of the named executive officers would instead be $1,945,201, $1,078,974, and $619,060 for Gary Carano, Glenn Carano and Bruce Sexton, respectively. The post-retirement mortality assumption is based on 110% of the RP2000-Mortality Table. All of the participating named executive officers were vested in the SERP as of December 31, 2006.
(2)	Stephanie Lepori is not covered by the SERP.

Under the SERP, plan benefits vary depending on the event which causes the employment termination. The following is a brief description of the benefits payable upon different termination events:

•

In the event a named executive officer enters into competitive employment after termination or retirement, the named executive officers pension will be forfeited. The forfeiture provision would be waived if the named executive officer’s termination occurs after a change in control.

•	In the event of termination for cause, the named executive officer will forfeit all rights to benefits under the plan.

•

In the event of death before retirement, the named executive officer’s beneficiary will be entitled to receive the present value of the benefit the named executive officer would have been entitled to receive as an early retirement benefit.

•

In the event a disability occurs before retirement, the named executive officer will receive an income equal to the accumulated benefit at the time the disability occurs, unreduced for the commencement of the benefit prior to age 65. The benefit will commence immediately if the named executive officer is 55 or older at the time the disability occurs, or, if the named executive officer has not reached the age of 55, once the named executive officer attains age 55 and, in either case, will continue as long as the named executive officer remains disabled.

The following table sets forth the respective amounts that would be payable under the SERP upon termination of employment for the reasons indicated assuming the termination event occurred on December 31, 2006.

Pension Benefits Payable Upon Termination

As of December 31, 2006

Name (a)	Lump-Sum Payable Upon Death (b)	Annual Income Payable Upon Disability (Beginning at Age 55) (c)	Annual Income Payable for Life Upon Voluntary Termination (Beginning at Age 60) (d)	Amount Payable Upon Termination for Cause (e)
Gary L. Carano	$2,156,720	$226,046	$226,046	—
Glenn T. Carano	$1,190,008	$153,714	$153,714	—
Bruce C. Sexton	$685,288	$76,144	$76,144	—
Stephanie D. Lepori (1)	—	—	—	—

(1)	Stephanie Lepori is not covered by the SERP.

Director Compensation

None of the members of the Partnership’s executive committee, which functions in a manner similar to a board of directors of a corporation, the executive officer or director of our managing partner, Galleon, or the members of the board of directors of Capital or its executive officers is compensated by the Partnership or Capital for his services in these capacities. The perquisites and personal benefits received by each member of the executive committee who received perquisites or personal benefits in 2006, consisting of complimentary personal meals and tickets for various events, involved an aggregate incremental cost to the Partnership of less than $10,000.

Compensation Committee Interlocks and Insider Participation

The compensation of the Partnership’s CEO and CFO is determined by the Partnership’s executive committee, and the compensation of the Partnership’s other executives is determined by the Partnership’s CEO. The only individuals who served on the Partnership’s executive committee during the year ended December 31, 2006 were Frank R. Baldwin, Gene R. Carano, Gary N. Jacobs, Robert M. Jones and Robert H. Baldwin, each of whom is currently an executive committee member. None of the individuals who served on the executive committee during 2006 is or has ever been an officer or employee of the Partnership or any subsidiary of the Partnership, including Capital.

During the year ended December 31, 2006, Gary L. Carano, the Partnership’s Chief Executive Officer, served on the Board of Managers of Eldorado Resorts LLC, and Gene R. Carano, Vice President and Secretary of Eldorado Resorts LLC, served on the Partnership’s executive committee.

Three-Property Payments. Registered hotel guests at Silver Legacy have the ability to charge to their hotel rooms the costs incurred at the restaurants and shops located within Circus Circus Hotel and Casino, Eldorado Hotel & Casino and Silver Legacy. In addition, registered hotel guests at the Circus Circus Hotel and Casino and the Eldorado Hotel & Casino may charge costs incurred at Silver Legacy outlets to their hotel rooms. Any of these charges that are incurred by a paying guest are paid by the guest when he or she checks out and Silver Legacy remits to the other two properties, and the other two properties remit to Silver Legacy, the respective amounts collected for charges incurred at the other properties. In the case of registered guests who are provided room, food, beverage and other services on a complimentary basis, the property where the guest is registered pays the other property the respective amounts of any charges to the guest’s room for services provided on a complimentary basis by the other property. The following table sets forth for the year ended December 31, 2006, the respective amounts paid for such complimentary charges by Silver Legacy to the Circus and Eldorado properties and the respective amounts received by Silver Legacy from the Circus and Eldorado properties.

Payor	Payee	Amount
Silver Legacy	Circus Circus	$—
Silver Legacy	Eldorado	24,446
Circus Circus	Silver Legacy	779
Eldorado	Silver Legacy	2,687

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

Eldorado Limited Liability Company and Galleon, Inc. Subject to any contractual restrictions to which the Partnership is subject, including the indenture relating to the 10 1/8% mortgage notes due 2012 co-issued by the Partnership and Capital (the “Notes”), and prior to the occurrence of a “Liquidating Event,” the Partnership is required by the Agreement of Joint Venture of Circus and Eldorado Joint Venture dated as of March 1, 1994 (the “Original Partnership Agreement, as the same was amended concurrent with the issuance of the Notes and subsequently amended in April 2002, the “Partnership Agreement”) to make distributions to its partners as follows:

(a) For each year, an amount equal to the estimated taxable income of the Partnership allocable to each partner multiplied by the greater of the maximum marginal federal income tax rate applicable to individuals for such period or the maximum marginal federal income tax rate applicable for corporations for such period (as of the date hereof both rates are 35%); provided, however, that if the State of Nevada enacts an income tax (including any franchise tax based on income), the applicable tax rate for any tax distributions subsequent to the effective date of such income tax shall be increased by the higher of the maximum marginal individual tax rate or corporate income tax rate imposed by such tax (after reduction for the federal tax benefit for the deduction of state taxes, using the maximum marginal federal individual or corporate rate, respectively).

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

The payments, representing tax distributions, made to the Partnership’s partners during the year ended December 31, 2006 were as follows:

Partner	Amount
ELLC	$1,616,000
Galleon	$1,616,000

ELLC is 96% owned by Eldorado Resorts LLC, which is 63.0% owned directly or indirectly by members of the Carano family, including Gary L. Carano, the Partnership’s Chief Executive Officer, Glenn T. Carano, Secretary of the Partnership and Gene R. Carano, a member of the Partnership’s executive committee.

Recreational Enterprises, Inc. From time to time, Silver Legacy has utilized a King Air aircraft owned by King Air Operations LLC, a wholly owned subsidiary of Recreational Enterprises, Inc. (“REI”), for the purpose of providing air service to select customers. During the year ended December 31, 2006, the Partnership paid $38,600 for such services. We believe the terms on which we have utilized this service are at least as favorable to us as those that would be available from an unrelated third party. Although there is no agreement obligating the Partnership to utilize the plane or entitling it to do so, it is anticipated that the Partnership will continue to utilize this service from time to time in the future on terms mutually acceptable to the parties. REI, which owns 55% of Eldorado Resorts LLC, is owned by various members of the Carano family, including Gary L. Carano, Silver Legacy’s General Manager, Glenn T. Carano, Silver Legacy’s Executive Director of Marketing, and Gene R. Carano, a member of the Partnership’s executive committee, each of whom owns an approximately 10.1% beneficial interest in REI, and Donald L. Carano, the father of Gary, Glenn and Gene Carano, who owns an approximately 49.5% interest in REI.

Sierra Adventure Equipment Leasing, Inc. From time to time, Silver Legacy’s marketing and sales departments have utilized a yacht owned by Sierra Adventure Equipment Leasing, Inc. (“Sierra Leasing”) for various promotional events. The payments made by the Partnership to Sierra Leasing for the use of the yacht during the year ended December 31, 2006 were based on a flat rate per trip of $3,000 ($2,000 if the trip was shared with our partner, ELLC) and totaled $13,300. Although there is no agreement obligating the Partnership to utilize the yacht or entitling it to do so, it is anticipated that the Partnership will continue to utilize this service from time to time in the future on terms mutually acceptable to the parties. Sierra Leasing is owned by Donald L. Carano, the father of Gary L. Carano, Silver Legacy’s General Manager, Glenn T. Carano, Silver Legacy’s Executive Director of Marketing, and Gene R. Carano, a member of the Partnership’s executive committee.

Eldorado Resorts LLC. Eldorado Resorts LLC owns the skywalk that connects Silver Legacy with the Eldorado Hotel & Casino. The charges from the service provider for the utilities associated with this skywalk are billed to the

Partnership together with the charges for the utilities associated with Silver Legacy. Such charges are paid to the service provider by the Partnership, and the Partnership is reimbursed by Eldorado Resorts LLC for the portion of the charges allocable to the utilities provided to the skywalk. The charges for the utilities provided to the skywalk during the year ended December 31, 2006 totaled $88,500.

In October 2005, the Partnership began providing on-site laundry services for Eldorado Resorts LLC related to the cleaning of certain types of linens. Although there is no agreement obligating Eldorado Resorts LLC to utilize this service, it is anticipated that the Partnership will continue to provide these laundry services in the future. The Partnership charges Eldorado Resorts LLC for labor and laundry supplies on a per unit basis which totaled $51,000 during the year ended December 31, 2006. We believe the terms on which the Partnership provided these services were at least as favorable to it as those that would have been obtained in comparable transactions with an unaffiliated third party.

Since 1998, the Partnership has purchased from Eldorado Resorts LLC homemade pasta and other products for use in the restaurants at Silver Legacy and it is anticipated that the Partnership will continue to make similar purchases in the future. For purchases of these products during the year ended December 31, 2006, which are billed to the Partnership at cost plus associated labor, the Partnership paid Eldorado Resorts LLC $48,100. ELLC, which owns 50% of the Partnership, is 96% owned by Eldorado Resorts LLC.

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

Percentage of Partnership Interest in Circus and Eldorado Joint Venture
Galleon, Inc.(1)	50%
Eldorado Limited Liability Company(2)	50%
MGM MIRAGE(1)	50%
Eldorado Resorts LLC(2)	50%
Recreational Enterprises, Inc.(2)	50%
Donald L. Carano	—
Gary L. Carano	—
Glenn T. Carano	—
Bruce C. Sexton	—
Stephanie D. Lepori	—
Frank R. Baldwin	—
Robert H. Baldwin	—
Gene R. Carano	—
Gary N. Jacobs	—
Robert M. Jones	—
J. Terrence Lanni	—
James J. Murren	—
Bryan L. Wright	—
All executive officers and executive committee members of the Partnership, as a group	—
All executive officers and directors of Capital, as a group	—

(1)	Galleon, Inc. is a wholly owned subsidiary of MGM MIRAGE. Under Rule 13d-3 of the Securities Exchange Act of 1934, MGM MIRAGE may be deemed to be an indirect beneficial owner of the interest in the Partnership owned by Galleon, Inc. by virtue of its ownership of Galleon, Inc. The address of Galleon, Inc. and MGM MIRAGE is 3600 Las Vegas Boulevard South, Las Vegas, Nevada 89109.
(2)	Eldorado Limited Liability Company is a 96% owned subsidiary of Eldorado Resorts LLC. Under Rule 13d-3 of the Securities Exchange Act of 1934, Eldorado Resorts LLC, and, in turn, Recreational Enterprises, Inc., the 55% owner of Eldorado Resorts LLC, may each be deemed to be an indirect beneficial owner of the interest in the Partnership owned by Eldorado Limited Liability Company by virtue of direct and/or indirect controlling interests in Eldorado Limited Liability Company. The address of Eldorado Limited Liability Company and Eldorado Resorts LLC is P.O. Box 3399, Reno, Nevada 89505. The address of Recreational Enterprises, Inc. is P.O. Box 2540, Reno, Nevada 89505.

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

Equity Compensation Plans

The following tables set forth certain information relating to equity compensation plans as of December 31, 2006 for the Partnership and Capital, respectively.

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

None of the members of the Partnership’s executive committee or its audit committee is independent as that term is defined under the current rules of the NYSE. None of the Partnership’s and Capital’s securities are listed on the NYSE or any other national securities exchange or any national securities association, nor is there any current intention to so list any securities of the Partnership or Capital in the future.

The Partnership has written policies and procedures related to the identification, review and approval of related party transactions. Related party transactions typically involve various transactions with our affiliates, or subsidiaries of our affiliates, which generally provide the Partnership with an opportunity to obtain favorable terms and/or premium products. However, pursuant to the Partnerships’s policies and procedures, all related party transactions are reviewed by the executive committee to ensure that the terms are at least comparable with those obtainable from an unaffiliated third party. Since the beginning of the Partnership’s last fiscal year, there has not been any transaction required to be reported pursuant to Item 404(a) of Securities and Exchange Commission Regulation S-K that was not subject to the prior review and approval of the executive committee, or not so reviewed and approved, pursuant to the Partnership’s policies and procedures.

Item 14.	Principal Accountant Fees and Services.

The following table summarizes amounts billed by our auditors, Deloitte and Touche LLP, for accounting fees and services for the years ended December 31, 2006 and 2005.

	2006	2005
Audit fees	$136,000	$117,200
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—

Audit fees include the aggregate fees billed for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q.

All of the services provided by Deloitte and Touche LLP for 2006 and 2005 were approved by our audit committee, in each case, prior to the engagement.

We have an established policy which requires the prior approval by our audit committee of any services provided by our auditors, Deloitte and Touche LLP.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)(1)	Consolidated Financial Statements:

Incorporated by reference in Item 8 of this annual report and included on pages F-1 through F-17 hereof are the following consolidated financial statements of Circus and Eldorado Joint Venture and Silver Legacy Capital Corp. and the report thereon of independent registered public accounting firm:

Report of Independent Registered Public Accounting Firm,

Consolidated Balance Sheets at December 31, 2006 and 2005

Consolidated Statements of Income for the Years Ended December 31, 2006, 2005 and 2004

Consolidated Statements of Partners’ Equity for the Years Ended December 31, 2006, 2005 and 2004

Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2005 and 2004

Notes to Consolidated Financial Statements

(a)(2)	Supplemental Financial Statement Schedules:

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Years ended December 31,
	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions	Balance at End of Year
2006 Allowance for doubtful accounts	$1,075	$371	$667	$779
2005 Allowance for doubtful accounts	1,256	452	633	1,075
2004 Allowance for doubtful accounts	1,361	410	515	1,256

(a)(3)	The following exhibits are filed as part of this annual report or incorporated herein by reference:

Exhibit Number	Description
3.1	Articles of Incorporation of Silver Legacy Capital Corp. (Incorporated by reference to Exhibit 3.1 to the Registrants’ Form S-4 Registration Statement—Commission File Nos. 333-87202 and 333-87202(01))

3.2	Bylaws of Silver Legacy Capital Corp. (Incorporated by reference to Exhibit 3.2 to the Registrants’ Form S-4 Registration Statement—Commission File Nos. 333-87202 and 333-87202(01))

3.3	Amended and Restated Agreement of Joint Venture of Circus and Eldorado Joint Venture between Eldorado Limited Liability Company and Galleon, Inc. (Incorporated by reference to Exhibit 3.3 to the Registrants’ Form S-4 Registration Statement—Commission File Nos. 333-87202 and 333-87202(01))

4.1	Indenture, dated as of March 5, 2002, among the Registrants and The Bank of New York, with respect to the 10 1/8% Mortgage Notes due 2012 (Incorporated by reference to Exhibit 10.10.1 to the Annual Report of Eldorado Resorts LLC and Eldorado Capital Corp. (Commission File No. 333-11811) on Form 10-K for the year ended December 31, 2001)

Exhibit Number	Description
4.2	Deed of Trust, Fixture Filing and Security Agreement with Assignment of Rents, dated as of February 26, 2002, by Circus and Eldorado Joint Venture, to First American Title Company of Nevada for the benefit of The Bank of New York, as trustee (Incorporated by reference to Exhibit 10.10.2 to the Annual Report of Eldorado Resorts LLC and Eldorado Capital Corp. (Commission File No. 333-11811) on Form 10-K for the year ended December 31, 2001)

4.3	Security Agreement, dated as of March 5, 2002, by the Registrants for the benefit of The Bank of New York, as trustee (Incorporated by reference to Exhibit 10.10.3 to the Annual Report of Eldorado Resorts LLC and Eldorado Capital Corp. (Commission File No. 333-11811) on Form 10-K for the year ended December 31, 2001)

4.4	Assignment of Rent and Revenues, entered into as of February 26, 2002, between Circus and Eldorado Joint Venture and The Bank of New York, as trustee (Incorporated by reference to Exhibit 10.10.4 to the Annual Report of Eldorado Resorts LLC and Eldorado Capital Corp. (Commission File No. 333-11811) on Form 10-K for the year ended December 31, 2001)

4.5	Collateral Account Agreement, dated as of March 5, 2002, among the Registrants and The Bank of New York, as trustee (Incorporated by reference to Exhibit 10.10.5 to the Annual Report of Eldorado Resorts LLC and Eldorado Capital Corp. (Commission File No. 333-11811) on Form 10-K for the year ended December 31, 2001)

4.6	Environmental Indemnity, entered into as of March 5, 2002, by the Registrants (Incorporated by reference to Exhibit 10.10.6 to the Annual Report of Eldorado Resorts LLC and Eldorado Capital Corp. (Commission File No. 333-11811) on Form 10-K for the year ended December 31, 2001)

4.7	Registration Rights Agreement, dated as of March 5, 2002, among the Registrants and Banc of America Securities LLC (Incorporated by reference to Exhibit 4.7 to the Registrants’ Form S-4 Registration Statement—Commission File Nos. 333-87202 and 333-87202(01))

4.8	Guaranty, dated as of March 5, 2002, made by Silver Legacy Capital Corp. in favor of Bank of America, N.A., as administrative agent (Incorporated by reference to Exhibit 10.9.3 to the Annual Report of Eldorado Resorts LLC and Eldorado Capital Corp. (Commission File No. 333-11811) on Form 10-K for the year ended December 31, 2001)

4.9	Second Amended and Restated Security Agreement, dated as of March 5, 2002, between Circus and Eldorado Joint Venture and Bank of America, N.A., as administrative agent (Incorporated by reference to Exhibit 10.9.4 to the Annual Report of Eldorado Resorts LLC and Eldorado Capital Corp. (Commission File No. 333-11811) on Form 10-K for the year ended December 31, 2001)

4.10	Guarantor Security Agreement, dated as of March 5, 2002, between Silver Legacy Capital Corp. and Bank of America, N.A., as administrative agent (Incorporated by reference to Exhibit 10.9.5 to the Annual Report of Eldorado Resorts LLC and Eldorado Capital Corp. (Commission File No. 333-11811) on Form 10-K for the year ended December 31, 2001)

4.11	Second Amended and Restated Construction Deed of Trust, Fixture Filing and Security Agreement with Assignment of Rents, dated as of February 26, 2002, but effective March 5, 2002, among Circus and Eldorado Joint Venture, First American Title Company of Nevada, as trustee, and Bank of America, N.A., as administrative agent (Incorporated by reference to Exhibit 10.9.6 to the Annual Report of Eldorado Resorts LLC and Eldorado Capital Corp. (Commission File No. 333-11811) on Form 10-K for the year ended December 31, 2001)

4.12	Second Amended and Restated Assignment of Rents and Revenues, entered into as of February 26, 2002, but effective as of March 5, 2002, between Circus and Eldorado Joint Venture and Bank of America, N.A., as administrative agent (Incorporated by reference to Exhibit 10.9.7 to the Annual Report of Eldorado Resorts LLC and Eldorado Capital Corp. (Commission File No. 333-11811) on Form 10-K for the year ended December 31, 2001)

4.13	Second Amended and Restated Collateral Account Agreement, dated March 5, 2002, between Circus and Eldorado Joint Venture and Bank of America, N.A., as administrative agent (Incorporated by reference to Exhibit 10.9.8 to the Annual Report of Eldorado Resorts LLC and Eldorado Capital Corp. (Commission File No. 333-11811) on Form 10-K for the year ended December 31, 2001)

Exhibit Number	Description
4.14	Intercreditor Agreement, dated as of March 5, 2002, among Bank of America, N.A., as administrative agent, The Bank of
New York, as trustee, and the Registrants (Incorporated by reference to Exhibit 10.9.9 to the Annual Report of Eldorado
Resorts LLC and Eldorado Capital Corp. (Commission File No. 333-11811) on Form 10-K for the year ended
December 31, 2001)

4.15	UCC Financing Statement Amendments

10.1*	Silver Legacy Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10.1 to the Registrants’ Form S-4 Registration Statement—Commission File Nos. 333-87202 and 333-87202(01))

10.2	Letter Agreement, dated June 13, 2002, between Circus and Eldorado Joint Venture and Bank of America, N.A. (Incorporated by reference to Exhibit 10.2 to the Registrants’ Form S-4 Registration Statement—Commission File Nos. 333-87202 and 333-87202(01))

10.3	Letter Agreement, dated April 8, 2003, between Circus and Eldorado Joint Venture and Bank of America, N.A. (Incorporated by reference to Exhibit 10.1 to the Registrants’ Quarterly Report on Form 10-Q for the period ended March 31, 2003—Commission File Nos. 333-87202 and 333-87202(01))

10.4	Second Amended and Restated Credit Agreement, dated as of March 5, 2002, among Circus and Eldorado Joint Venture, Bank of America, N.A., Bank of Scotland, and U.S. Bank National Association (Incorporated by reference to Exhibit 10.9.2 to the Annual Report of Eldorado Resorts LLC and Eldorado Capital Corp. (Commission File No. 333-11811) on Form 10-K for the year ended December 31, 2001)

10.5	Amendment No. 1 to Second Amended and Restated Credit Agreement dated November 4, 2003 between Circus and Eldorado Joint Venture and Bank of America, N.A. (Incorporated by reference to Exhibit 10.1 to the Registrants’ Quarterly Report on Form 10-Q for the period ended September 30, 2003—Commission File Nos. 333-87202 and 333-87202(01))

10.6	Modification of Second Amended and Restated Construction Deed of Trust, Fixture Filing and Security Agreement with Assignment of Rights dated November 3, 2003 between Circus and Eldorado Joint Venture and Bank of America, N.A. (Incorporated by reference to Exhibit 10.2 to the Registrants’ Quarterly Report on Form 10-Q for the period ended September 30, 2003—Commission File Nos. 333-87202 and 333-87202(01))

10.7	Agreement and Plan of Merger dated as of June 15, 2004, among MGM MIRAGE, Mandalay Resort Group and MGM MIRAGE Acquisition Co. #61, a wholly owned subsidiary of MGM MIRAGE (Incorporated by reference to Exhibit 2.1 to the Registrants’ Current Report on Form 8-K filed June 18, 2004—Commission File Nos. 333-87202 and 333-87202(01))

10.8	Notice of Extension of Outside Date dated as of March 22, 2005 (Incorporated by reference to Exhibit 99.2 to Mandalay Resort Group’s Current Report on Form 8-K filed March 28, 2005—Commission File No. 1-8570)

10.9	Amendment No. 2 to Second Amended and Restated Credit Agreement dated June 15, 2005 between Circus and Eldorado Joint Venture and Bank of America, N.A. (Incorporated by reference to Exhibit 10 to the Registrants’ Current Report on Form 8-K filed June 20, 2005—Commission File Nos. 333-87202 and 333-87202(01))

10.10	Amendment No. 3 to Second Amended and Restated Credit Agreement dated March 2, 2006 between Circus and Eldorado Joint Venture and Bank of America, N.A. (Incorporated by reference to Exhibit 10 to the Registrants’ Current Report on Form 8-K filed March 8, 2006—Commission File Nos. 333-87202 and 333-87202(01))

10.11	Amendment No. 4 to Second Amended and Restated Credit Agreement dated March 28, 2007 between Circus and Eldorado Joint Venture and Bank of America, N.A.

10.12	Modification of Second Amended and Restated Assignment of Rents and Revenues dated March 28, 2007 between Circus and Eldorado Joint Venture and Bank of America, N.A.

10.13	Second Modification of Second Amended and Restated Construction Deed of Trust, Fixture Filing and Security Agreement with Assignment of Rents dated March 28, 2007 between Circus and Eldorado Joint Venture and Bank of America, N.A.

14	Financial Code of Ethics (Incorporated by reference to Exhibit 14 to the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2003—Commission File Nos. 333-87202 and 333-87202(01))

Exhibit Number	Description
21	Subsidiaries of Registrants (Incorporated by reference to Exhibit 21 to the Registrants’ Form S-4 Registration Statement—Commission File Nos. 333-87202 and 333-87202(01))

31.1	Certification of Gary L. Carano

31.2	Certification of Stephanie D. Lepori

32.1	Certification of Gary L. Carano pursuant to 18 U.S.C. Section 1350

32.2	Certification of Stephanie D. Lepori pursuant to 18 U.S.C. Section 1350

99.1	Press Release dated as of June 16, 2004, jointly issued by MGM MIRAGE and Mandalay Resort Group (Incorporated by reference to Exhibit 99.1 to the Registrants’ Current Report on Form 8-K filed June 18, 2004—Commission File Nos. 333-87202 and 333-87202(01))

99.2	Press release dated as of March 23, 2005 (Incorporated by reference to Exhibit 99.3 to Mandalay Resort Group’s Current Report on Form 8-K filed March 28, 2005—Commission File No. 1-8570)

*	Constitutes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

CIRCUS AND ELDORADO JOINT VENTURE

Dated: March 30, 2007	By:	/S/ GARY L. CARANO
Gary L. Carano, Chief Executive Officer

SILVER LEGACY CAPITAL CORP.

Dated: March 30, 2007	By:	/S/ GARY L. CARANO
Gary L. Carano, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/S/ Gary L. Carano Gary L. Carano	Chief Executive Officer of Circus and Eldorado Joint Venture and President and Chief Executive Officer of Silver Legacy Capital Corp. (Principal Executive Officer of each Registrant)	March 30, 2007

/S/ Stephanie D. Lepori Stephanie D. Lepori	Controller and Chief Accounting and Financial Officer of Circus and Eldorado Joint Venture and Treasurer and Chief Accounting and Financial Officer of Silver Legacy Capital Corp. (Principal Accounting Officer and Principal Financial Officer of each Registrant)	March 30, 2007

/S/ Frank R. Baldwin Frank R. Baldwin	Member of the Executive Committee of Circus and Eldorado Joint Venture and Director of Silver Legacy Capital Corp.	March 30, 2007

/S/ Robert H. Baldwin Robert H. Baldwin	Member of the Executive Committee of Circus and Eldorado Joint Venture and Director of Silver Legacy Capital Corp.	March 30, 2007

/S/ Gene R. Carano Gene R. Carano	Member of the Executive Committee of Circus and Eldorado Joint Venture and Director of Silver Legacy Capital Corp.	March 30, 2007

/S/ Gary N. Jacobs Gary N. Jacobs	Member of the Executive Committee of Circus and Eldorado Joint Venture and Director of Silver Legacy Capital Corp.	March 30, 2007

/S/ Robert M. Jones Robert M. Jones	Member of the Executive Committee of Circus and Eldorado Joint Venture and Director of Silver Legacy Capital Corp.	March 30, 2007

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of

Circus and Eldorado Joint Venture

(doing business as Silver Legacy Resort Casino) :

We have audited the accompanying consolidated balance sheets of Circus and Eldorado Joint Venture (doing business as Silver Legacy Resort Casino) and subsidiary (collectively, the “Joint Venture”) as of December 31, 2006 and 2005, and the related consolidated statements of income, partners’ equity and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the consolidated financial statement schedule included in Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Joint Venture’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Joint Venture is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Joint Venture’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Circus and Eldorado Joint Venture (doing business as Silver Legacy Resort Casino) and subsidiary as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Reno, Nevada

March 30, 2007

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

CONSOLIDATED BALANCE SHEETS

As of December 31, 2006 and 2005

(In thousands)

	2006	2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$47,179	$35,142
Accounts receivable, net	6,007	6,041
Inventories	2,131	2,057
Prepaid expenses and other	3,346	4,216

Total current assets	58,663	47,456
PROPERTY AND EQUIPMENT, NET	255,769	258,521
OTHER ASSETS, NET	8,897	8,195

Total Assets	$323,329	$314,172

LIABILITIES AND PARTNERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$6,694	$6,505
Accrued interest	5,413	5,413
Accrued and other liabilities	10,752	9,006

Total current liabilities	22,859	20,924
LONG-TERM DEBT	159,679	159,616
OTHER LONG-TERM LIABILITIES	5,195	4,004

Total liabilities	187,733	184,544

COMMITMENTS AND CONTINGENCIES (Note 11)
PARTNERS’ EQUITY	135,596	129,628

Total Liabilities and Partners’ Equity	$323,329	$314,172

The accompanying notes are an integral part of these consolidated financial statements.

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended December 31, 2006, 2005 and 2004

(In thousands)

	2006	2005	2004
OPERATING REVENUES:
Casino	$87,211	$83,191	$85,543
Rooms	41,334	37,176	38,553
Food and beverage	36,185	35,238	35,387
Other	8,559	8,827	8,562

	173,289	164,432	168,045
Less: promotional allowances	(14,092)	(15,122)	(14,290)

Net operating revenues	159,197	149,310	153,755

OPERATING EXPENSES:
Casino	43,573	43,695	42,326
Rooms	12,604	11,810	11,881
Food and beverage	25,684	24,255	24,476
Other	6,593	7,077	6,800
Selling, general and administrative	32,901	30,933	30,041
Depreciation	12,656	11,754	10,622
Loss on disposition of assets	53	4	14

Total operating expenses	134,064	129,528	126,160

OPERATING INCOME	25,133	19,782	27,595

OTHER (INCOME) EXPENSE:
Interest expense, net	16,987	16,862	16,988
Interest income	(834)	(355)	(26)
Other	(342)	(103)	(77)

Total other (income) expense	15,811	16,404	16,885

NET INCOME	$9,322	$3,378	$10,710

The accompanying notes are an integral part of these consolidated financial statements.

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY

For the Years Ended December 31, 2006, 2005 and 2004

(In thousands)

	Galleon, Inc.	Eldorado Resorts, LLC	Total
BALANCE, January 1, 2004	$56,256	$66,256	$122,512
Net income	5,355	5,355	10,710
Partners’ distributions	(2,717)	(2,717)	(5,434)

Balance, December 31, 2004	58,894	68,894	127,788
Net income	1,689	1,689	3,378
Partners’ distributions	(769)	(769)	(1,538)

Balance, December 31, 2005	59,814	69,814	129,628

Comprehensive income:
Net income	4,661	4,661	9,322
Other comprehensive income minimum pension liability adjustment	(61)	(61)	(122)

Total comprehensive income	4,600	4,600	9,200
Partners’ distributions	(1,616)	(1,616)	(3,232)

BALANCE, December 31, 2006	$62,798	$72,798	$135,596

The accompanying notes are an integral part of these consolidated financial statements.

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2006, 2005 and 2004

(In thousands)

	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,322	$3,378	$10,710
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,378	12,476	11,345
Loss on disposition of assets	53	4	14
Increase in accrued pension cost	840	915	872
Changes in assets and liabilities:
Accounts receivable, net	34	(1,509)	(1,056)
Inventories	(74)	54	(354)
Prepaid expenses and other	803	(245)	(291)
Accounts payable	189	2,169	76
Accrued interest	—	13	—
Accrued and other liabilities	1,746	(35)	873

Net cash provided by operating activities	26,291	17,220	22,189

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets	154	68	4
Increase in other assets	(1,134)	(811)	(866)
Capital expenditures	(10,042)	(10,036)	(5,059)

Net cash used in investing activities	(11,022)	(10,779)	(5,921)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to partners	(3,232)	(1,538)	(5,434)

Net cash used in financing activities	(3,232)	(1,538)	(5,434)

Net increase in cash and cash equivalents	12,037	4,903	10,834
Cash and cash equivalents at beginning of year	35,142	30,239	19,405

Cash and cash equivalents at end of year	$47,179	$35,142	$30,239

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during period for interest	$16,266	$16,253	$16,266

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

Use of Estimates

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. Those principles require the Partnership’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, as well as investments purchased with maturities of three months or less at the date of acquisition.

Accounts Receivable and Credit Risk

Financial instruments that potentially subject the Partnership to concentrations of credit risk consist principally of casino accounts receivable. The Partnership issues markers to approved casino customers following background checks and investigations of creditworthiness. Trade receivables, including casino and hotel receivables, are typically non-interest bearing and are initially recorded at cost. Accounts are written off when management deems the account to be uncollectible. Recoveries of accounts previously written off are recorded when received. An estimated allowance for doubtful accounts is maintained to reduce the Partnership’s receivables to their carrying amount, which approximates fair value. The allowance is estimated based on specific review of customer accounts as well as historical collection experience and current economic and business conditions. Management believes that as of December 31, 2006, no significant concentrations of credit risk existed for which an allowance had not already been recorded.

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Inventories

Inventories consist of food and beverage, retail merchandise and operating supplies, and are stated at the lower of cost or market. Cost is determined primarily by the average cost method for food and beverage and supplies and the retail inventory or specific identification methods for retail merchandise.

Property and Equipment

Property and equipment and other long-lived assets are stated at cost. Depreciation is computed using the straight-line method over the estimated useful life of the asset as follows:

Estimated Service Life
(Years)
Building and other leasehold improvements	15-45
Furniture, fixtures, and equipment	3-15

Costs of major improvements are capitalized, while costs of normal repairs and maintenance are expensed as incurred. Gains or losses on dispositions of property and equipment are included in the determination of operating income.

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In accordance with SFAS No. 144, an estimate of undiscounted future cash flows produced by the asset is compared to the carrying value to determine whether an impairment exists. If it is determined that the asset is impaired based on expected future cash flows, a loss, measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset, would be recognized. As of December 31, 2006, no events or changes in circumstances indicated that the carrying values of our long-lived assets may not be recoverable.

Capitalization of Interest

The Partnership’s policy is to capitalize interest on funds disbursed during the active construction and development phases of its facilities and other major projects. When no debt is specifically identified as being incurred in connection with such construction projects, the Partnership capitalizes interest on amounts expended on the project at our weighted average cost of borrowings. The Partnership capitalized interest related to its room renovation project totaling $126,000 for the year ended December 31, 2005. There was no interest capitalized in 2006 or 2004.

Revenue Recognition and Promotional Allowances

In accordance with industry practice, the Partnership recognizes as casino revenue the net win from gaming activities, which is the difference between gaming wins and losses. Hotel, food and beverage, and other operating revenues are recognized as services are performed. Advance deposits on rooms and advance ticket sales are recorded as accrued liabilities until services are provided to the customer. Gaming revenues are recognized net of certain cash sales incentives. The retail value of food, beverage, rooms and other services furnished to customers on a complimentary basis is included in gross revenues and then deducted as promotional allowances. The retail value of complimentaries included in promotional allowances is as follows (in thousands):

	Years ended December 31,
	2006	2005	2004
Food and beverage	$8,550	$9,026	$8,970
Rooms	3,658	4,224	4,248
Other	1,884	1,872	1,072

	$14,092	$15,122	$14,290

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The estimated costs of providing such promotional allowances are included in casino expenses and consist of the following (in thousands):

	Years ended December 31,
	2006	2005	2004
Food and beverage	$5,724	$6,106	$5,926
Rooms	1,023	1,272	1,245
Other	1,513	1,561	1,004

	$8,260	$8,939	$8,175

Advertising

Advertising costs are expensed in the period the advertising initially takes place. Advertising costs included in selling, general and administrative expenses were $6,187,000, $6,054,000 and $5,219,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

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

The reported amounts of the Partnership’s assets and liabilities exceeded the net tax basis by $39,764,900 and $38,606,700 at December 31, 2006 and 2005, respectively.

Fair Value of Financial Instruments

Except for the Partnership’s 10 1/8% mortgage notes, management is of the opinion that the fair value of all of its financial instruments are not materially different from their carrying values. The approximate fair value of the Partnership’s 10 1/8% mortgage notes, based on quoted market prices, was approximately $168,000,000 at December 31, 2006. The fair value is not necessarily indicative of the amount the Partnership could realize in a current market exchange.

Other Comprehensive Income

Other comprehensive income consists of revenues, expenses, gains and losses which do not affect net income under accounting principles generally accepted in the United States of America. Other comprehensive income for the Partnership includes an adjustment to the minimum pension liability for the year ended December 31, 2006.

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

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”) “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 clarifies how companies should quantify financial statement misstatements. SAB 108 is effective for fiscal years ending on or after November 15, 2006, with earlier adoption encouraged. The adoption of SAB 108 had no impact on our consolidated financial statements.

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 2. Certain Risks and Uncertainties

A significant portion of the Partnership’s revenues and operating income are generated from patrons who are residents of northern California. A change in general economic conditions or the extent and nature of casino gaming in California, Washington or Oregon could adversely affect the Partnership’s operating results. In March 2000, California voters approved the constitutional amendment which legalized “Nevada-style” gaming on Native American reservations. Many existing Native American gaming facilities in northern California are modest compared to Silver Legacy. However, some Native American tribes have established large-scale gaming facilities in California and several Native American tribes have announced that they are in the process of expanding, developing, or are considering establishing large-scale hotel and gaming facilities in northern California. In particular, a significant Native American casino located approximately 21 miles northeast of Sacramento opened in June 2003. While this casino does not currently have hotel rooms, it presently has approximately 2,700 slot machines and 100 table games which exceeds the number of gaming units at Silver Legacy.

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

Note 3. Accounts Receivable

Accounts receivable, net at December 31, 2006 and 2005 consisted of the following (in thousands):

	2006	2005
Casino receivables	$2,639	$3,123
Hotel receivables	3,871	3,772
Other receivables	276	221

	6,786	7,116
Less: allowance for doubtful accounts	(779)	(1,075)

Accounts receivable, net	$6,007	$6,041

The provision for bad debt expense for the years ended December 31, 2006, 2005 and 2004, was $371,000, $452,000 and $410,000 respectively.

Included in other receivables are $18,000 and $54,100 due from Eldorado Hotel & Casino and $1,000 and $27,200 due from Circus Circus Hotel and Casino-Reno as of December 31, 2006 and 2005, respectively.

Note 4. Property and Equipment

Property and equipment at December 31, 2006 and 2005 consisted of the following (in thousands):

	2006	2005
Land and improvements	$28,405	$28,405
Building and other leasehold improvements	271,229	271,229
Furniture, fixtures, and equipment	90,859	86,821
Capitalized interest	89	126
Construction in progress	32	107

	390,614	386,688
Less: accumulated depreciation	(134,845)	(128,167)

Property and equipment, net	$255,769	$258,521

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Substantially all property and equipment of the Partnership collateralize its long-term debt (see Note 7).

Note 5. Other Assets

Other assets, net at December 31, 2006 and 2005 consisted of the following (in thousands):

	2006	2005
China, glassware and silverware	$206	$206
Debt issuance costs, net	3,134	3,794
Intangible asset related to SERP	905	677
Cash surrender value of life insurance policies	4,588	3,448
Other	64	70

	$8,897	$8,195

The initial inventory of china, glassware and silverware has been amortized to 50% of cost with the balance kept as base stock. Additional purchases of china, glassware and silverware are placed into inventory and expensed as used.

The Partnership incurred costs in connection with its issuance of mortgage notes and in connection with its bank credit facility (see Note 7). Debt issuance costs are capitalized when incurred and amortized to interest expense based on the related debt maturities using the straight-line method, which approximates the effective interest method. At December 31, 2006, the unamortized balance related to the Partnership’s bank credit facility was $9,200 and is amortized over the remaining term of the facility through March 31, 2007. Included in other assets at December 31, 2006 was $3,125,000 in costs related to the completed offering of mortgage notes. The amortization of debt issuance costs included in interest expense was $722,000 for each of the years ended December 31, 2006, 2005 and 2004.

The Partnership accounts for its Supplemental Executive Retirement Plan (“SERP”) according to SFAS No. 87, “Employers’ Accounting for Pensions” (“SFAS 87”) and SFAS No. 132R, “Employers’ Disclosures about Pension and Other Postretirement Benefits” (see Note 10). Since the accumulated benefit obligation, which is the present value of benefits to be paid based on services provided and existing compensation levels, exceeds the fair value of plan assets, SFAS 87 requires the recognition of a liability (including unfunded accrued pension cost) that is at least equal to the unfunded accumulated benefit obligation. An intangible asset of $905,000 and $677,000 at December 31, 2006 and 2005, respectively, has been established for the difference between such liability and the unfunded accrued pension cost.

Note 6. Accrued and Other Liabilities

Accrued and other liabilities at December 31, 2006 and 2005 consisted of the following (in thousands):

	2006	2005
Accrued payroll and related	$2,470	$2,168
Accrued vacation	1,660	1,708
Accrued group insurance	724	542
Unclaimed chips and tokens	418	452
Accrued taxes	1,325	1,155
Advance room deposits	722	615
Progressive slot liability	1,606	1,142
Players’ club liability	809	246
Other	1,018	978

	$10,752	$9,006

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7. Long-Term Debt

Long-term debt at December 31, 2006 and 2005 consisted of the following (in thousands):

	2006	2005
10 1/8% Mortgage Notes due 2012 (net of unamortized discounts of $321 and $384)	$159,679	$159,616
Less current portion	—	—

	$159,679	$159,616

Scheduled maturities of long-term debt are as follows at December 31, 2006 (in thousands):

2007	$—
2008	—
2009	—
2010	—
2011	—
Thereafter	159,679

$159,679

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

The Notes and Credit Facility contain various restrictive covenants including the maintenance of certain financial ratios and limitations on additional debt, disposition of property, mergers and similar transactions. On November 4, 2003, the Partnership, U.S. Bank, N.A. and Bank of America, N.A., executed an amendment to the Credit Facility which reduced the revolving facility to $10,000,000 and revised certain covenant ratios with retroactive effect to September 30, 2003. On June 15, 2005, the parties executed a further amendment to the Credit Facility to provide a conditional waiver of the facility’s financial covenants in respect of the quarter ended June 30, 2005, and each subsequent quarter through and including December 31, 2005, provided that no additional credit is extended under the Credit Facility during the quarter for which the waiver is relied upon. In addition, as a condition precedent to any draw on the Credit Facility subsequent to June 15, 2005, the Partnership must be in compliance with the Credit Facility’s financial covenants as to the then most recent fiscal quarter in respect of which the Partnership is required to deliver financial statements pursuant to section 6.1 of the Credit Facility. For further information regarding our financial covenants, see “Senior Secured Credit Facility” in Item 2. On March 2, 2006,

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the Partnership executed a further amendment to the Credit Facility which extends the previously granted waiver for any defaults under the Credit Facility’s financial covenants to cover the fiscal quarter ended March 31, 2006, and each subsequent fiscal quarter through and including December 31, 2006, provided that no additional credit is extended under the Credit Facility during such quarter. As of such date, the Partnership was in compliance with all of the covenants in the Credit Facility and had the ability to borrow on a revolving basis all of the $10,000,000 available under the Credit Facility. The entire principal amount, if any, then outstanding under the Credit Facility becomes due and payable on March 31, 2007 unless the maturity date is extended with the consent of the lenders. As of December 31, 2006, the Partnership was in compliance with the covenants in the indenture relating to the Notes.

The March 2, 2006 amendment also waived for 2005 the covenant in Section 7.8 of the Credit Facility which then limited capital expenditures to $10,000,000 within a calendar year, which the Partnership exceeded for the year ended December 31, 2005. In addition, the amendment raised the capital expenditure limit to $12,500,000 for future calendar years.

On March 28, 2007, an additional amendment was executed to extend the original maturity date of March 31, 2007 for an additional year to March 31, 2008. This amendment also reduced the minimum ratio of EBITDA to fixed charges to 1.10 to 1.00 and raised the capital expenditure limit to an aggregate of $15,000,000, in any twelve-month period. Furthermore, this amendment revised in its entirety Section 7.16 of the Credit Facility to allow for prepayments of the Notes provided certain conditions precedent are satisfied.

Note 8. Other Long-term Liabilities

Other long-term liabilities at December 31, 2006 and 2005 consisted of the following (in thousands):

	2006	2005
Accrued SERP liability	$4,168	$3,327
SERP additional minimum liability	1,027	677

	$5,195	$4,004

Note 9. Related Parties

An affiliate of each of our Partners owns and operates a casino attached and adjacent to Silver Legacy. Our Partners may be deemed to be in a conflict of interest position with respect to decisions they make relating to the Partnership as a result of the interests their affiliates have in the Eldorado Hotel & Casino and Circus Circus Hotel & Casino-Reno, respectively.

Silver Legacy has utilized a King Air aircraft owned by King Air Operations LLC, a wholly owned subsidiary of Recreational Enterprises, Inc. (“REI”), for the purpose of providing air service to select customers. During the years ended December 31, 2006, 2005 and 2004, the Partnership paid $38,600, $22,500 and $24,600, respectively, for such services. Although there is no agreement obligating the Partnership to utilize the plane or entitling it to do so, it is anticipated that the Partnership will continue to utilize this service from time to time in the future on terms mutually acceptable to the parties. REI, which owns 55% of ELLC, is owned by various members of the Carano family, including Gary L. Carano, Silver Legacy’s General Manager, Glenn T. Carano, Silver Legacy’s Executive Director of Marketing, and Gene R. Carano, a member of the Partnership’s Executive Committee, each of whom owns an approximately 10.1% beneficial interest in REI, and Donald L. Carano, the father of Gary, Glenn and Gene Carano, who owns an approximately 49.5% interest in REI.

Silver Legacy’s marketing and sales departments have utilized a yacht owned by Sierra Adventure Equipment Leasing, Inc. (“Sierra Leasing”) at a flat rate per trip of $3,000 during 2006 and $2,500 in 2005 and 2004 ($2,000 in 2006 and $1,250 in 2005 and 2004 if the trip was shared with our Partner, ELLC) for various promotional events. The payments made by the Partnership to Sierra Leasing for the use of the yacht totaled $13,300, $15,000 and $15,000 during 2006, 2005 and 2004, respectively. Although there is no agreement obligating the Partnership to utilize the yacht or entitling it to do so, it is anticipated that the Partnership will continue to utilize this service from time to time in the future on terms mutually acceptable to the parties. Sierra Leasing is owned by Donald L. Carano, the father of Gary L. Carano, Silver Legacy’s General Manager, Glenn T. Carano, Silver Legacy’s Executive Director of Marketing, and Gene R. Carano, a member of the Partnership’s executive committee.

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Eldorado Resorts LLC owns the skywalk that connects Silver Legacy with the Eldorado Hotel & Casino. The charges from the service provider for the utilities associated with this skywalk are billed to the Partnership together with the charges for the utilities associated with Silver Legacy. Such charges are paid to the service provider by the Partnership, and the Partnership is reimbursed by Eldorado Resorts LLC for the portion of the charges allocable to the utilities provided to the skywalk. The charges for the utilities provided to the skywalk during the years ended December 31, 2006, 2005, and 2004 were $88,500, $80,400 and $75,600, respectively.

Since 1998, the Partnership has purchased from Eldorado Resorts LLC homemade pasta and other products for use in the restaurants at Silver Legacy and it is anticipated that the Partnership will continue to make similar purchases in the future. For purchases of these products during the years ended December 31, 2006, 2005 and 2004, which are billed to the Partnership at cost plus associated labor, the Partnership paid Eldorado Resorts LLC $48,100, $56,700 and $53,100, respectively.

Beginning in October 2005, the Partnership began providing on-site laundry services for Eldorado Resorts LLC related to the cleaning of certain types of linens. Although there is no agreement obligating Eldorado Resorts LLC to utilize this service, it is anticipated that the Partnership will continue to provide these laundry services in the future. The Partnership charges Eldorado Resorts LLC for labor and laundry supplies on a per unit basis which totaled $51,000 and $6,000 during the years ended December 31, 2006 and 2005, respectively. We believe the terms of which the Partnership provided these services were at least as favorable to it as those that would have been obtained in comparable transactions with an unaffiliated third party.

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

Note 10. Employee Retirement Plans

The Partnership instituted a defined contribution 401(k) plan in September 1995 which covers all employees who meet certain age and length of service requirements and allows an employer contribution up to 25 percent of the first six percent of each participating employee’s compensation. Plan participants can elect to defer before tax compensation through payroll deductions. Those deferrals are regulated under Section 401(k) of the Internal Revenue Code. The Partnership’s matching contributions were $251,300, $239,000 and $240,000, respectively, for the years ended December 31, 2006, 2005 and 2004.

Effective January 1, 2002, the Partnership adopted a Supplemental Executive Retirement Plan (“SERP”) for a select group of highly compensated management employees. The SERP provides for a lifetime benefit at age 65, based on a formula which takes into account a participant’s highest annual compensation, years of service, and executive level. The SERP also provides an early retirement benefit at age 55 with at least four years of service, a disability provision, and a lump sum death benefit. The obligation is being funded through life insurance contracts on the participants and related cash surrender value. The Partnership’s periodic pension costs were $868,000, $926,000 and $886,000, respectively, for the years ended December 31, 2006, 2005 and 2004.

The following information summarizes activity in the SERP for the years ended December 31, 2006 and 2005 (in thousands):

	2006	2005
Changes in Projected Benefit Obligation
Projected benefit obligation at beginning of year	$4,618	$4,148
Service cost	372	438
Interest cost	269	261
Actuarial gain/(losses)	707	(218)
Benefits paid	(28)	(11)

Projected benefit obligation at end of year	$5,938	$4,618

Fair Value of Plan Assets(1)	$—	$—

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2006	2005
Reconciliation of Funded Status
Funded status	$(5,938)	$(4,618)
Unrecognized actuarial loss	865	159
Unrecognized prior service cost	905	1,132

Accrued net pension cost	$(4,168)	$(3,327)

Amounts Recognized on Consolidated Balance Sheets
Accrued net pension cost	$(4,168)	$(3,327)
Additional minimum liability	(1,027)	(677)
Intangible asset	905	677
Accumulated other comprehensive loss	122	—

Net liability reflected on Consolidated Balance Sheets	$(4,168)	$(3,327)

Weighted Average Assumptions
Discount rate used to determine benefit obligations	5.85%	5.41%
Discount rate used to determine net periodic benefit cost	5.85%	5.41%
Expected long-term return on plan assets	N/A	N/A
Rate of compensation increase	3.50%	3.50%

The components of net periodic pension cost were as follows for the years ended December 31, 2006, 2005 and 2004 (in thousands):

	2006	2005	2004
Components of Net Pension Cost
Current period service cost	$372	$438	$453
Interest cost	269	261	206
Amortization of prior service cost	227	227	227

Net expense	$868	$926	$886

The following benefit payments, which reflect expected future service as appropriate, are expected to be paid over the next ten years:

(in thousands)
2007	$62
2008	79
2009	105
2010	105
2011	291
2012-2016	2,868

(1)	While the SERP is an unfunded plan, the Partnership is informally funding the plan through life insurance contracts on the participants. The life insurance contracts had cash surrender values totaling $4,588,100 and $3,448,000 at December 31, 2006 and 2005, respectively. The life insurance contracts had a face value of $10,950,000 at December 31, 2006 and 2005.

Note 11. Commitments and Contingencies

Letters of Credit

The Credit Facility does not allow for the issuance of letters of credit beyond the revolving portion of the Credit Facility of which none was outstanding as of December 31, 2006.

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Operating Leases

The Partnership leases land and equipment under operating leases. Future minimum payments under noncancellable operating leases with initial terms of one year or more consisted of the following at December 31, 2006 (in thousands):

2007	$225
2008	112
2009	57
2010	5
2011	4

$403

Total rental expense under operating leases was $206,000, $148,000 and $244,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

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

Total distributions for the year ended December 31, 2006 totaled $3,232,000 and included a distribution of $1,616,000 each to ELLC and Galleon representing fiscal 2006 tax distributions. Total distributions for the year ended December 31, 2005 totaled $1,538,000 and included a distribution of $769,000 each to ELLC and Galleon representing fiscal 2005 tax distributions. Total distributions for the year ended December 31, 2004 totaled $5,434,000 and included: (i) a distribution of $1,805,000 each to ELLC and Galleon representing fiscal 2004 tax distributions, and (ii) a distribution of $912,000 each to ELLC and Galleon representing taxes owed related to our fiscal 1995 and 1996 Internal Revenue Service audits.

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 13. Subsequent Event

The Partnership had since 1999 utilized 40,000 square feet of space in the City Center Pavilion, which was located across North Virginia Street from Silver Legacy on a special events plaza which was owned by our affiliates and donated to the City of Reno in January 2007. The City Center Pavilion was removed in January 2007 to allow for the construction of a new city-owned ballroom facility, which will be operated and managed by Silver Legacy, Eldorado Resorts LLC and Circus-Circus Hotel and Casino-Reno, on the plaza site. The construction period is estimated to be approximately one year. In conjunction with the construction of the new facility, the Partnership has agreed to fund up to $3.2 million in equipment purchases required for the operation of the ballroom. The equipment purchased by the Partnership will remain its assets unless Silver Legacy is no longer involved in the operation and management of the facility, at which point, the assets will be transferred to the City of Reno.