Form 10-Q
period 2007-03-31
CIRCUS & ELDORADO JOINT VENTURE; SILVER LEGACY CAPITAL CORP
filed 2007-05-15
CIK 1171079, 1171078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2007.

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

Silver Legacy Capital Corp.     Yes  ☒    No  ☐

The number of shares of Silver Legacy Capital Corp.’s common stock outstanding at May 15, 2007 was 2,500. All of these shares are owned by Circus and Eldorado Joint Venture.

CIRCUS AND ELDORADO JOINT VENTURE

SILVER LEGACY CAPITAL CORP.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31,	December 31,
	2007	2006
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$44,833	$47,179
Accounts receivable, net	5,181	6,007
Inventories	2,093	2,131
Prepaid expenses and other	3,954	3,346

Total current assets	56,061	58,663

PROPERTY AND EQUIPMENT, NET	253,443	255,769

OTHER ASSETS, NET	8,834	8,897

Total Assets	$318,338	$323,329

LIABILITIES AND PARTNERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$4,747	$6,694
Accrued interest	1,350	5,413
Accrued and other liabilities	11,163	10,752

Total current liabilities	17,260	22,859

LONG-TERM DEBT	159,694	159,679

OTHER LONG-TERM LIABILITIES	5,452	5,195

Total liabilities	182,406	187,733

PARTNERS’ EQUITY	135,932	135,596

Total Liabilities and Partners’ Equity	$318,338	$323,329

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

	Three Months Ended March 31,
	2007	2006
OPERATING REVENUES:
Casino	$19,486	$18,274
Rooms	9,969	8,910
Food and beverage	9,503	8,372
Other	1,877	1,903

	40,835	37,459
Less: promotional allowances	(3,544)	(3,332)

Net operating revenues	37,291	34,127

OPERATING EXPENSES:
Casino	10,147	10,176
Rooms	3,132	2,942
Food and beverage	6,801	5,956
Other	1,443	1,553
Selling, general and administrative	8,203	7,950
Depreciation	3,364	3,140
(Gain) loss on disposition of assets	20	(61)

Total operating expenses	33,110	31,656

OPERATING INCOME	4,181	2,471

OTHER (INCOME) EXPENSE:
Interest expense, net	4,253	4,258
Interest income	(323)	(136)
Other	(85)	(105)

Total other (income) expense	3,845	4,017

NET INCOME (LOSS)	$336	$(1,546)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY

(In thousands)

	Galleon, Inc.	Eldorado Resorts, LLC	Total
BALANCE, January 1, 2007	$62,798	$72,798	$135,596
Net income	168	168	336

BALANCE, March 31, 2007	$62,966	$72,966	$135,932

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$336	$(1,546)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	3,540	3,320
Loss (gain) on disposition of assets	20	(61)
Increase in accrued pension cost	257	214
Changes in current assets and current liabilities:
Accounts receivable, net	826	1,292
Inventories	38	25
Prepaid expenses and other	(608)	338
Accounts payable	(1,947)	(994)
Accrued interest	(4,063)	(4,050)
Accrued and other liabilities	411	87

Net cash used in operating activities	(1,190)	(1,375)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets	28	61
Increase in other assets	(116)	(107)
Purchase of property and equipment	(1,055)	(1,308)

Net cash used in investing activities	(1,143)	(1,354)

CASH FLOWS FROM FINANCING ACTIVITIES:
Debt issuance costs	(13)	—

Net cash used in financing activities	(13)	—

CASH AND CASH EQUIVALENTS:
Net decrease for the period	(2,346)	(2,729)
Balance, beginning of period	47,179	35,142

Balance, end of period	$44,833	$32,413

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during period for interest	$8,128	$8,128

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

In the opinion of Management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, all of which are normal and recurring, necessary to present fairly the financial position of the Partnership as of March 31, 2007, and the results of operations and cash flows for the three months ended March 31, 2007 and 2006. The results of operations for such periods are not necessarily indicative of the results to be expected for a full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership’s annual report on Form 10-K for the year ended December 31, 2006.

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

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“FASB 158”). FASB 158 requires the full recognition, as an asset or liability, of the overfunded or underfunded status of a company-sponsored postretirement benefit plan. Adoption of FASB 158 is effective for the Partnership’s fiscal year ending December 31, 2007. We are evaluating FASB 158 and have not yet determined the impact its adoption will have on our consolidated financial statements.

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

Under their current compacts, most Native American tribes in California may operate up to 2,000 slot machines, and up to two gaming facilities may be operated on any reservation. However, under action taken by the National Indian Gaming Commission, gaming devices similar in appearance to slot machines, but which are deemed to be technological enhancements to bingo style gaming, are not subject to such limits and may be used by tribes without state permission. The number of machines the tribes are allowed to operate may increase as a result of any new or amended compacts the tribes may enter into with the State of California that receive the requisite approvals, such as has been the case with respect to a number of new or amended compacts which have been executed and approved.

In April 2007, the California Senate approved amendments to the compacts of five Native American tribes that, if approved by the California Assembly, will increase the number of slot machines permitted to be operated by two of the tribes to 5,000 each and will increase to 7,500 the number that may be operated by each of the other three tribes. We cannot determine at this time the likelihood of the Assembly’s approval of the Senate’s action which, if approved, will increase the total number of slot machines at California’s 57 Native American casinos to approximately 70,000. Management believes that the increase in the number of slot machines permitted to be operated by the five tribes, if approved by the Assembly, will not significantly impact Silver Legacy’s operations since the casinos operated by those tribes are located in southern California. However, similar modifications to the compacts of tribes that operate casinos in central or northern California, where the largest number of slot machines currently permitted to be operated by a tribe is 2,700, could have a material adverse impact on our operations, depending on the number of tribes securing modification of their compacts, the number of additional machines permitted and the locations of the properties utilizing the additional machines.

We believe the continued growth of Native American gaming establishments could continue to place additional competitive pressure on our operations. While we cannot predict the extent of any future impact, it could be significant.

Note 3. Long-Term Debt

Long-term debt consisted of the following (in thousands):

	March 31,	December 31,
	2007	2006
10 1/8% Mortgage Notes due 2012 (net of unamortized discount of $306 and $321, respectively)	$159,694	$159,679

On March 5, 2002, the Partnership and Capital (collectively, the “Issuers”) issued $160,000,000 principal amount of senior secured mortgage notes due 2012 (“Notes”). Concurrent with issuing the Notes, the Partnership entered into a senior secured credit facility (the “Credit Facility”) for $40,000,000. The proceeds from the Notes, together with $26,000,000 in borrowings under the Credit Facility, were used to repay $150,200,000 representing all of the indebtedness outstanding under a prior bank credit facility and to fund $30,000,000 of distributions to the Partners. In addition, the remaining proceeds along with operating cash flows were used to pay $6,300,000 in related fees and expenses of the transactions. These fees were capitalized and are included in other assets.

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

On March 28, 2007, an additional amendment was executed to extend the Credit Facility’s original maturity date of March 31, 2007 for an additional year to March 31, 2008. This amendment also reduced the minimum ratio of EBITDA to fixed charges to 1.10 to 1.00 and raised the capital expenditure limit to an aggregate of $15,000,000 in any twelve-month period. Furthermore, this amendment revised in its entirety Section 7.16 of the Credit Facility to allow for prepayments of the Notes provided certain conditions precedent are satisfied. There was no debt outstanding under the Credit Facility at March 31, 2007. As of such date, the Partnership was in compliance with all of the covenants in the Credit Facility and had the ability to borrow on a revolving basis all of the $10,000,000, available under the Credit Facility. As of March 31, 2007, the Partnership also was in compliance with the covenants in the indenture relating to the Notes.

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

Note 5. Supplemental Executive Retirement Plan

Effective January 1, 2002, the Partnership adopted a Supplemental Executive Retirement Plan (“SERP”) for a select group of highly compensated management employees. The SERP provides for a lifetime benefit at age 65, based on a formula which takes into account a participant’s highest annual compensation, years of service, and executive level. The SERP also provides an early retirement benefit at age 55 with at least four years of service, a disability provision, and a lump sum death benefit. While the SERP is an unfunded plan, the Partnership is informally funding the plan through life insurance contracts on the participants. The Partnership anticipates that its periodic pension cost for the year ending December 31, 2007 will be approximately $1,059,300, of which $265,000 had been accrued as of March 31, 2007.

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

Significant Factors Affecting Results of Operations

Expansion of Native American Gaming

A significant portion of Silver Legacy’s revenues and operating income are generated from patrons who are residents of northern California, and as such, our results of operations have been adversely impacted by the growth in Native American gaming in northern California. Many existing Native American gaming facilities in northern California are modest compared to Silver Legacy. However, some Native American tribes have established large-scale gaming facilities in California and several Native American tribes have announced that they are in the process of expanding, developing, or are considering establishing, large-scale hotel and gaming facilities in northern California. As northern California Native American gaming operations have expanded, we believe the increasing competition generated by these gaming operations has negatively impacted drive-in, day-trip visitor traffic from our main feeder markets in northern California.

Under their current compacts, most Native American tribes in California may operate up to 2,000 slot machines, and up to two gaming facilities may be operated on any reservation. However, under action taken by the National Indian Gaming Commission, gaming devices similar in appearance to slot machines, but which are deemed to be technological enhancements to bingo style gaming, are not subject to such limits and may be used by tribes without state permission. The number of machines the tribes are allowed to operate may increase as a result of any new or amended compacts the tribes may enter into with the State of California that receive the requisite approvals, such as has been the case with respect to a number of new or amended compacts which have been executed and approved.

In April 2007, the California Senate approved amendments to the compacts of five Native American tribes that, if approved by the California Assembly, will increase the number of slot machines permitted to be operated by two of the tribes to 5,000 each and will increase to 7,500 the number that may be operated by each of the other three tribes. We cannot determine at this time the likelihood of the Assembly’s approval of the Senate’s action which, if approved, will increase the total number of slot machines at California’s 57 Native American casinos to approximately 70,000. Management believes that the increase in the number of slot machines permitted to be operated by the five tribes, if approved by the Assembly, will not significantly impact Silver Legacy’s operations since the casinos operated by those tribes are located in southern California. However, similar modifications to the compacts of tribes that operate casinos in central or northern California, where the largest number of slot machines currently permitted to be operated by a tribe is 2,700, could have a material adverse impact on our operations, depending on the number of tribes securing modification of their compacts, the number of additional machines permitted and the locations of the properties utilizing the additional machines.

We believe the continued growth of Native American establishments could continue to place additional competitive pressure on our operations. While we cannot predict the extent of any future impact, it could be significant.

Bowling Tournaments Within the Reno Market

The National Bowling Stadium, located one block from Silver Legacy, is one of the largest bowling complexes in North America and has been selected to host multi-month tournaments in Reno two of every three years through 2018. Historically, these bowling tournaments have attracted a significant number of visitors to the Reno market and have benefited the downtown area. In 2007, the United States Bowling Congress Open Tournament (“USBC Open Tournament”) began in mid-February and will continue through June. Both men and women bowlers may participate in the USBC Open Tournament which is estimated to attract approximately 80,000 bowlers to the Reno market during the tournament period. In 2006, the United States Bowling Congress Women’s Bowling Tournament (“USBC Women’s Tournament”) took place from mid-March through the first week of July and brought approximately 50,000 bowlers to downtown Reno.

Summary Financial Results

The following table highlights the results of our operations (dollars in thousands):

	Three months ended March 31, 2007	Percent Change	Three months ended March 31, 2006
Net revenues	$37,291	9.3%	$34,127
Operating expenses	33,110	4.6	31,656
Operating income	4,181	69.2	2,471
Net income (loss)	336	121.7	(1,546)

Net Revenues. During the first quarter of 2007 compared to the same prior year period, net revenues rose due to increased casino, rooms, and food and beverage revenues. We were able to achieve growth in these areas primarily as a result of the escalated visitor traffic generated in downtown Reno by the previously discussed USBC Open Tournament.

This tournament began in mid-February of 2007 while the USBC Women’s Tournament did not commence until mid-March of 2006. In addition, a more aggressive concert schedule combined with increased direct mail casino promotional offers also contributed to higher net revenues in 2007 compared to 2006.

Operating Income and Net Income (Loss). Operating income and net income increased during the first quarter of 2007 compared to 2006 due to higher departmental revenues combined with operational efficiencies, including lower direct payroll as a percentage of revenues. As a result, our operating profit margin and net income during the current quarter improved significantly over the same prior year period.

Revenues

The following table highlights our sources of operating revenues (dollars in thousands):

	Three months ended March 31, 2007	Percent Change	Three months ended March 31, 2006
Casino	$19,486	6.6%	$18,274
Rooms	9,969	11.9	8,910
Food and beverage	9,503	13.5	8,372
Other	1,877	(1.4)	1,903
Promotional allowances	3,544	6.4	3,332

Casino Revenues. Increases in slot handle and table games drop of 6.4% and 8.0%, respectively, drove casino revenues during the first quarter of 2007 compared to the same prior year period. The primary contributors to this growth in casino volume were the same factors benefiting overall net revenues.

Room Revenues. Our ADR and occupancy percentages were $73.86 and 79.7%, respectively, during the first quarter of 2007 compared to $68.27 and 76.8%, respectively, during the first quarter of 2006. These increases in ADR and occupancy were mainly attributable to additional bowler room nights affiliated with the USBC Open Tournament which began in mid-February of 2007. Moreover, our enhanced concert schedule and increased casino promotional offers also generated increased room nights and room revenues during the current quarter.

Food and Beverage Revenues. Food and beverage revenues rose during the first quarter of 2007 compared to 2006 primarily due to increased restaurant guest counts in connection with the USBC Open Tournament along with an increase in our average restaurant check. Additionally, incremental cash beverage sales associated with our new lounge, Drinx, which opened in December 2006, also contributed to the increase in food and beverage revenues during the current quarter.

Other Revenues. Other revenues are comprised of revenues generated by our retail outlets, entertainment, events pavilion and other miscellaneous items. The decrease in other revenues was mainly due to the absence of our events pavilion, which was located across North Virginia Street from Silver Legacy on a special events plaza previously owned by our affiliates. The events pavilion was removed in January of 2007 to allow for the construction of a new city-owned ballroom facility on the plaza site which will be operated and managed by Silver Legacy, together with Eldorado and Circus Circus. The construction period is estimated to be approximately one year. Several large banquet functions held in the events pavilion produced revenues during the first quarter of 2006. This decline in events pavilion revenues was partially offset by an increase in entertainment revenues resulting from more concerts, both on-property and in the downtown Reno Events Center, during the first quarter of 2007 compared the same prior year period. Retail revenues remained flat during both periods.

Promotional Allowances. Promotional allowances, expressed as a percentage of gross revenues, decreased to 8.7% in 2007 from 8.9% in 2006. This decrease was primarily due to a reduction in food complimentaries related to a decline in on-property special events promotions held during the first quarter of 2007 compared to the same prior year period.

Operating Expenses

The following table highlights our operating expenses (dollars in thousands):

	Three months ended March 31, 2007	Percent Change	Three months ended March 31, 2006
Casino	$10,147	(0.3)%	$10,176
Rooms	3,132	6.5	2,942
Food and beverage	6,801	14.2	5,956
Other	1,443	(7.1)	1,553
Selling, general and administrative	8,203	3.2	7,950
Depreciation	3,364	7.1	3,140

Casino Expenses. Despite revenue increases within the casino department during the first quarter of 2007 compared to the first quarter of 2006, casino expenses experienced a slight decline during the current period. This decrease resulted mainly from significant savings in casino departmental payroll, as a percentage of casino revenues, in addition to declines in on-property special events expenditures.

Room Expenses. Higher occupancy during the first quarter of 2007 compared to the same prior year period was the primary contributor to the increase in room expenses. However, continued improvements in our ADR, in conjunction with efforts to control housekeeping labor and supplies, resulted in a higher profit margin in the rooms department during 2007 versus 2006.

Food and Beverage Expenses. Food and beverage expenses grew in association with the increase in food and beverage revenues. However, a modest increase in food and beverage cost of sales, as a percentage of departmental revenues, produced a lower departmental profit margin during the first quarter of 2007 compared to 2006.

Other Operating Expenses. Other operating expenses are comprised of expenses associated with the operation of our retail outlets and events pavilion along with the entertainment department’s production costs and professional fees. Other operating expenses declined during the first quarter of 2007 compared to 2006 primarily due to a decrease in expenses associated with the previously discussed removal of our events pavilion in January of 2007. This decrease was partially offset by increased costs associated with a more aggressive concert schedule in 2007 versus 2006.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased during the first quarter of 2007 compared to the same prior year period principally as a result of higher general and administrative expenses including increased payroll and benefits. In addition, facilities costs, primarily payroll and building repairs and maintenance, rose during 2007 over 2006. These increases were partially offset by a slight decrease in advertising expenditures during the current quarter.

Depreciation Expense. Depreciation expense during the first quarter of 2007 increased over the same prior year period primarily due to depreciation associated with new capital purchases.

Other (Income) Expense

Other (income) expense is comprised of net interest expense, interest income and other. During the first quarter of 2007 compared to the same prior year period, net interest expense remained flat while interest income continued to increase due to the steady growth in our invested cash reserves. Other, in both years, was related to the change in market value of the funded portion of our supplemental executive retirement plan.

Liquidity and Capital Resources

During the three months ended March 31, 2007, we used cash flows from operating activities of $1.2 million compared to $1.4 million during the three months ended March 31, 2006. The $0.2 million decrease in cash used by operations was primarily due to various changes in balance sheet accounts combined with an increase in net income during the current quarter. The changes in these balance sheet accounts represented changes which occurred in the normal course of business. As of March 31, 2007, cash and cash equivalents were $44.8 million, which are sufficient for normal operating requirements.

Cash used in investing activities for the three months ended March 31, 2007 was $1.1 million compared to $1.4 million for the three months ended March 31, 2006, and related primarily to capital expenditures for various renovation projects and equipment purchases. Our executive committee has approved $12.1 million in capital expenditures for 2007. In addition, our executive committee has approved up to an additional $3.2 million for equipment purchases for a city-owned ballroom facility currently under construction. The new ballroom will be located across from Silver Legacy on a special events plaza which was previously owned by our affiliates and donated to the City of Reno in January of 2007.

Cash used in financing activities was $13,000 during the three months ended March 31, 2007 and related to costs associated with the one-year extension of the maturity date of our credit facility.

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

Our insurance policy also includes combined terrorism coverage up to $450 million for a certified act of terrorism and up to $250 million for a non-certified act of terrorism. In the event that a certified, or a non-certified, act of terrorism causes damage only to the Partnership’s property, the Partnership is eligible to receive up to $450 million, or $250 million, respectively, in coverage depending on the replacement cost. However, in the event that both properties are damaged, the Partnership is entitled to receive, to the extent of any replacement cost incurred, up to $238.5 million for a certified act, or up to $132.5 million for a non-certified act, of the coverage amount (based on our percentage of the total property value) and up to the portion of the other $211.5 million, or $117.5 million, respectively, if any, remaining after satisfaction of a claim of Eldorado Resorts LLC with respect to its adjoining property. This new policy also covers an additional property located in Shreveport, LA which was acquired by Eldorado Resorts LLC. In the event that a certified, or a non-certified, act of terrorism causes damage to all three properties, the Partnership is entitled to receive, to the extent of any replacement cost incurred, up to $193.5 million for a certified act, or up to $107.5 million for a non-certified act, of the coverage amount (based on our percentage of the total property value) and up to the portion of the other $256.5 million, or $142.5 million, respectively, if any, remaining after satisfaction of the claims with respect to the other two properties.

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

The Notes

On March 5, 2002, the Partnership and Capital issued $160,000,000 principal amount of senior secured mortgage notes due 2012 (“Notes”). The Notes are senior secured obligations which rank equally with all of the Partnership’s outstanding senior debt and senior to any subordinated debt. The Notes are secured by a security interest in the Issuers’ existing and future assets, which is junior to a security interest in such assets securing the Partnership’s obligations under its credit facility and any refinancings of such facility that are permitted pursuant to the terms of the Notes. Each of the Partners executed a pledge of all of its partnership interest in the Partnership to secure the Notes, which is junior to a pledge of such partnership interest to secure the Partnership’s obligations on the credit facility and any refinancings of such facility that are permitted pursuant to the terms of the Notes. The Notes mature on March 1, 2012 and bear interest at the rate of 10 1/8% per annum, payable semi-annually in arrears on March 1 and September 1 of each year, commencing on September 1, 2002. At March 31, 2007, we were in compliance with all of the covenants in the indenture related to the Notes.

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

On March 28, 2007, an additional amendment was executed to extend the Credit Facility’s original maturity date of March 31, 2007 for an additional year to March 31, 2008. This amendment also reduced the minimum ratio of EBITDA to fixed charges to 1.10 to 1.00 and raised the capital expenditure limit to an aggregate of $15.0 million in any twelve-month period. Furthermore, this amendment revised in its entirety Section 7.16 of the Credit Facility to allow for prepayments of the Notes provided certain conditions precedent are satisfied. There was no debt outstanding under the Credit Facility at March 31, 2007. As of such date, the Partnership was in compliance with all of the covenants in the Credit Facility and had the ability to borrow on a revolving basis all of the $10.0 million available under the Credit Facility.

Critical Accounting Policies

A description of our critical accounting policies can be found in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2006. There had been no material changes to these policies as of March 31, 2007.

Forward-Looking Statements

Certain information included in this report and other materials filed or to be filed by the Partnership and Capital with the Securities and Exchange Commission (as well as information included in oral statements or written statements made or to be made by them) contains statements that are forward-looking within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements can be identified by the fact that they do not relate strictly to historical or current facts. We have based these forward-looking statements on our current expectations about future events. These forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, intentions, financial condition, results of operations, future performance and business, including, current and future operations and statements that include the words “may”, “could”, “should”, “would”, “believe”, “expect”, “anticipate”, “estimate”, “intend”, “plan” or similar expressions. Such statements include information relating to capital spending, financing sources and the effects of regulation (including gaming and tax regulation) and competition. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by us or on our behalf. These risks and uncertainties include, but are not limited to dependence on existing management, leverage and debt service (including sensitivity to fluctuations in interest rates), domestic or global economic conditions, changes in Federal or state tax laws or the administration of such laws, changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions), expansion of gaming on Native American lands (including such lands in California), risks and uncertainties relating to any applications for licenses and approvals under applicable laws and regulations (including gaming laws and regulations) and any further terrorist attacks similar to those that occurred September 11, 2001. Additional information concerning potential factors that we think could cause our actual results to differ materially from expected and historical results is included under the caption “Factors that May Affect Our Future Results” in Item 1 of our annual report on Form 10-K for the fiscal year ended December 31, 2006. If one or more of the assumptions underlying our forward-looking statements proves incorrect, then our actual results, performance or achievements could differ materially from those expressed in, or implied by, the forward-looking statements contained in this report. Therefore, we caution you not to place undue reliance on our forward-looking statements. This statement is provided as permitted by the Private Securities Litigation Reform Act of 1995.

Item 3.	Quantitative and Qualitative Disclosures About Market Risks

We are potentially exposed to market risk in the form of fluctuations in interest rates and their potential impact upon our variable rate debt outstanding. We evaluate our exposure to this market risk by monitoring interest rates in the marketplace and we have, on occasion, utilized derivative financial instruments to help manage this risk although we did not utilize any financial instruments during the first quarter of 2007. As of March 31, 2007, we had no variable rate debt outstanding. However, under our $10.0 million revolving credit facility, we may have outstanding from time to time up to $10.0 million of variable rate debt.

Item 4.	Controls and Procedures

An evaluation was performed by management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2007, our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms of the Securities and Exchange Commission.

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

CIRCUS AND ELDORADO JOINT VENTURE

Date: May 15, 2007	By:	/s/ Gary L. Carano
Gary L. Carano
Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2007	By:	/s/ Stephanie D. Lepori
Stephanie D. Lepori
Chief Accounting and Financial Officer (Principal Financial and Accounting Officer)

SILVER LEGACY CAPITAL CORP.

Date: May 15, 2007	By:	/s/ Gary L. Carano
Gary L. Carano
Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2007	By:	/s/ Stephanie D. Lepori
Stephanie D. Lepori
Treasurer (Principal Financial and Accounting Officer)