Form 10-Q
period 2007-06-30
CIRCUS & ELDORADO JOINT VENTURE; SILVER LEGACY CAPITAL CORP
filed 2007-08-14
CIK 1171079, 1171078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2007.

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

Silver Legacy Capital Corp.    Yes  ☒    No  ☐

The number of shares of Silver Legacy Capital Corp.’s common stock outstanding at August 14, 2007 was 2,500. All of these shares are owned by Circus and Eldorado Joint Venture.

CIRCUS AND ELDORADO JOINT VENTURE

SILVER LEGACY CAPITAL CORP.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30, 2007	December 31, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$54,671	$47,179
Accounts receivable, net	5,844	6,007
Inventories	2,118	2,131
Prepaid expenses and other	3,444	3,346

Total current assets	66,077	58,663

PROPERTY AND EQUIPMENT, NET	252,566	255,769
OTHER ASSETS, NET	8,886	8,897

Total Assets	$327,529	$323,329

LIABILITIES AND PARTNERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,739	$6,694
Accrued interest	5,413	5,413
Accrued and other liabilities	12,196	10,752

Total current liabilities	22,348	22,859

LONG-TERM DEBT	159,710	159,679
OTHER LONG-TERM LIABILITIES	5,709	5,195

Total liabilities	187,767	187,733

PARTNERS’ EQUITY	139,762	135,596

Total Liabilities and Partners’ Equity	$327,529	$323,329

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
OPERATING REVENUES:
Casino	$23,923	$23,338	$43,409	$41,612
Rooms	12,541	11,154	22,510	20,064
Food and beverage	9,913	8,870	19,416	17,242
Other	2,689	2,138	4,566	4,041

	49,066	45,500	89,901	82,959
Less: promotional allowances	(4,057)	(3,305)	(7,601)	(6,637)

Net operating revenues	45,009	42,195	82,300	76,322

OPERATING EXPENSES:
Casino	11,041	10,656	21,188	20,832
Rooms	3,472	3,238	6,604	6,180
Food and beverage	6,899	6,296	13,700	12,252
Other	2,051	1,632	3,494	3,185
Selling, general and administrative	8,698	8,397	16,901	16,347
Depreciation	3,402	3,157	6,766	6,297
(Gain) loss on disposition of assets	105	4	125	(57)

Total operating expenses	35,668	33,380	68,778	65,036

OPERATING INCOME	9,341	8,815	13,522	11,286

OTHER (INCOME) EXPENSE:
Interest expense, net	4,232	4,180	8,485	8,501
Interest income	(378)	(129)	(701)	(328)
Other	(207)	48	(292)	(57)

Total other (income) expense	3,647	4,099	7,492	8,116

NET INCOME	$5,694	$4,716	$6,030	$3,170

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY

(In thousands)

	Galleon, Inc.	Eldorado Resorts, LLC	Total
BALANCE, January 1, 2007 (1)	$62,798	$72,798	$135,596
Net income	3,015	3,015	6,030
Partner Distributions	(932)	(932)	(1,864)

BALANCE, June 30, 2007 (1)	$64,881	$74,881	$139,762

(1)	Balances include Accumulated Other Comprehensive Income totaling ($122,000) comprised of ($61,000) each for Galleon, Inc. and Eldorado Resorts, LLC.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,030	$3,170
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,113	6,658
(Gain) loss on disposition of assets	125	(57)
Increase in accrued pension cost	513	427
Provision for doubtful accounts	264	267
Changes in current assets and current liabilities:
Accounts receivable	(101)	1,249
Inventories	13	(148)
Prepaid expenses and other	(98)	430
Accounts payable	(1,955)	(1,480)
Accrued interest	—	(13)
Accrued and other liabilities	1,444	1,833

Net cash provided by operating activities	13,348	12,336

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets	93	100
Increase in other assets	(323)	(56)
Purchase of property and equipment	(3,749)	(2,801)

Net cash used in investing activities	(3,979)	(2,757)

CASH FLOWS FROM FINANCING ACTIVITIES:
Debt issuance costs	(13)	—
Distributions to partners	(1,864)	(862)

Net cash used in financing activities	(1,877)	(862)

CASH AND CASH EQUIVALENTS:
Net increase for the period	7,492	8,717
Balance, beginning of period	47,179	35,142

Balance, end of period	$54,671	$43,859

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during period for interest	$8,153	$8,153

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, all of which are normal and recurring, necessary to present fairly the financial position of the Partnership as of June 30, 2007, and the results of operations for the three and six months ended June 30, 2007 and 2006 and cash flows for the six months ended June 30, 2007 and 2006. The results of operations for such periods are not necessarily indicative of the results to be expected for a full year.

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

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“FASB 158”). FASB 158 requires the full recognition, as an asset or liability, of the overfunded or underfunded status of a company-sponsored postretirement benefit plan. Adoption of FASB 158 is effective as of the end of the Partnership’s fiscal year ending December 31, 2007. We are evaluating FASB 158 and have not yet determined the impact its adoption will have on our consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value at specified election dates and to subsequently report in earnings any unrealized gains and losses on items for which the fair value option was elected. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted provided the provisions of SFAS No. 157, “Fair Value Measurements,” as described below, are also applied. We have not yet determined the effect, if any, SFAS No. 159 will have on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value in accounting principles generally accepted in the United States of America and expands disclosures about fair value measurements. This statement is effective for fiscal years beginning after November 15, 2007. We have not yet determined the effect, if any, SFAS No. 157 will have on our consolidated financial statements.

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

In April 2007, the California Senate approved amendments to the compacts of five Native American tribes. In June 2007, the California Assembly approved four of these five compacts which increased the number of slot machines permitted to be operated by two of the four tribes from 2,000 to 5,000 each and increased the number that may be operated by each of the other two tribes from 2,000 to 7,500 each. Management believes that the increase in the number of slot machines permitted to be operated by the four tribes will not significantly impact Silver Legacy’s operations since the casinos operated by those tribes are located in southern California. However, similar modifications to the compacts of tribes that operate casinos in central or northern California, where the largest number of slot machines currently permitted to be operated by a tribe is 2,700, could have a material adverse impact on our operations, depending on the number of tribes securing modification of their compacts, the number of additional machines permitted and the locations of the properties utilizing the additional machines.

We believe the continued growth of Native American gaming establishments, including the addition of hotel rooms and other amenities, could continue to place additional competitive pressure on our operations. While we cannot predict the extent of any future impact, it could be significant.

Note 3. Long-Term Debt

Long-term debt consisted of the following (in thousands):

	June 30, 2007	December 31, 2006
10 1/8% Mortgage Notes due 2012 (net of unamortized discount of $290 and $321, respectively)	$159,710	$159,679

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

On March 28, 2007, an additional amendment was executed to extend the Credit Facility’s original maturity date of March 31, 2007 for an additional year to March 31, 2008. This amendment also reduced the minimum ratio of EBITDA to fixed charges to 1.10 to 1.00 and raised the capital expenditure limit to an aggregate of $15,000,000 in any twelve-month period. Furthermore, this amendment revised in its entirety Section 7.16 of the Credit Facility to allow for prepayments of the Notes provided certain conditions precedent are satisfied. There was no debt outstanding under the Credit Facility at June 30, 2007. As of such date, the Partnership was in compliance with all of the covenants in the Credit Facility and had the ability to borrow on a revolving basis all of the $10,000,000 available under the Credit Facility. As of June 30, 2007, the Partnership also was in compliance with the covenants in the indenture relating to the Notes.

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

Note 5. Supplemental Executive Retirement Plan

Effective January 1, 2002, the Partnership adopted a Supplemental Executive Retirement Plan (“SERP”) for a select group of highly compensated management employees. The SERP provides for a lifetime benefit at age 65, based on a formula which takes into account a participant’s highest annual compensation, years of service, and executive level. The SERP also provides an early retirement benefit at age 55 with at least four years of service, a disability provision, and a lump sum death benefit. While the SERP is an unfunded plan, the Partnership is informally funding the plan through life insurance contracts on the participants. The Partnership anticipates that its periodic pension cost for the year ending December 31, 2007 will be approximately $1,059,000, of which $530,000 had been accrued as of June 30, 2007.

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

Overview

Effective March 1, 1994, Eldorado Limited Liability Company (“ELLC”), a Nevada limited liability company owned and controlled by Eldorado Resorts LLC, and Galleon, Inc. (“Galleon”), a Nevada corporation now owned and controlled by MGM MIRAGE, entered into a joint venture agreement to establish the Partnership, for the purpose of constructing, owning and operating Silver Legacy. Capital, a wholly owned subsidiary of the Partnership was incorporated for the sole purpose of serving as a co-issuer of the $160 million principal amount of 10 1/8% mortgage notes due 2012 co-issued by the Partnership and Capital (the “Notes”), and does not have any operations, assets or revenues.

On July 28, 1995, Silver Legacy commenced operations as a hotel-casino in downtown Reno, Nevada. Silver Legacy is a leader within the Reno market, offering the largest number of table games and second largest number of slot machines and hotel rooms of any property in the Reno market. Silver Legacy’s net operating revenues and income are derived largely from our gaming activities. In an effort to enhance our gaming revenues, we attempt to maximize the use of our gaming facilities at Silver Legacy by providing a well-balanced casino environment that contains a mix of games attractive to multiple market segments. Rooms, food and beverage also contribute a large portion of our net revenues.

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

Significant Factors Affecting Results of Operations

Expansion of Native American Gaming

A significant portion of Silver Legacy’s revenues and operating income are generated from patrons who are residents of northern California, and, as such, our results of operations have been adversely impacted by the growth in Native American gaming in northern California. Many existing Native American gaming facilities in northern California are modest compared to Silver Legacy. However, some Native American tribes have established large-scale gaming facilities in California and several Native American tribes have announced that they are in the process of expanding, developing, or are considering establishing, large-scale hotel and gaming facilities in northern California. As northern California Native American gaming operations have expanded, we believe the increasing competition generated by these gaming operations has negatively impacted drive-in, day-trip visitor traffic from our main feeder markets in northern California.

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

In April 2007, the California Senate approved amendments to the compacts of five Native American tribes. In June 2007, the California Assembly approved four of these five compacts which increased the number of slot machines permitted to be operated by two of the four tribes from 2,000 to 5,000 each and increased the number that may be operated by each of the other two tribes from 2,000 to 7,500 each. Management believes that the increase in the number of slot machines permitted to be operated by the four tribes will not significantly impact Silver Legacy’s operations since the casinos operated by those tribes are located in southern California. However, similar modifications to the compacts of tribes that operate casinos in central or northern California, where the largest number of slot machines currently permitted to be operated by a tribe is 2,700, could have a material adverse impact on our operations, depending on the number of tribes securing modification of their compacts, the number of additional machines permitted and the locations of the properties utilizing the additional machines.

We believe the continued growth of Native American gaming establishments, including the addition of hotel rooms and other amenities, could continue to place additional competitive pressure on our operations. While we cannot predict the extent of any future impact, it could be significant.

Bowling Tournaments Within the Reno Market

The National Bowling Stadium, located one block from Silver Legacy, is one of the largest bowling complexes in North America and has been selected to host multi-month tournaments in Reno two of every three years through 2018. Historically, these bowling tournaments have attracted a significant number of visitors to the Reno market and have benefited the downtown area. In 2007, the United States Bowling Congress Open Tournament (“USBC Open Tournament”) began in mid-February and continued through June. Both men and women bowlers participated in the USBC Open Tournament which attracted approximately 80,000 bowlers to the Reno market during the tournament period. In 2006, the United States Bowling Congress Women’s Bowling Tournament (“USBC Women’s Tournament”) took place from mid-March through the first week of July and brought approximately 50,000 bowlers to downtown Reno.

Summary Financial Results

The following table highlights the results of our operations (dollars in thousands):

	Three months ended June 30, 2007	Three months ended June 30, 2006	Percent Change	Six months ended June 30, 2007	Six months ended June 30, 2006	Percent Change
Net revenues	$45,009	$42,195	6.7%	$82,300	$76,322	7.8%
Operating expenses	35,668	33,380	6.9	68,778	65,036	5.8
Operating income	9,341	8,815	6.0	13,522	11,286	19.8
Net income	5,694	4,716	20.7	6,030	3,170	90.2

Net Revenues. During the three and six months ended June 30, 2007 compared to the same prior year periods, net revenues rose due to positive gains among all revenue segments. We believe the primary contributor to these revenue increases was the increased visitation generated by the previously discussed USBC Open Tournament which brought more bowlers to the Reno market than did the 2006 USBC Women’s Tournament. In addition, an increase in both the quality of our headliners and the number of concert nights within our entertainment schedule combined with targeted and aggressive casino marketing efforts also contributed to the increases during both periods in 2007.

Operating Income and Net Income. During the three and six months ended June 30, 2007 compared to the same prior year periods, operating income and net income increased primarily due to the previously discussed growth in net revenues. Operating income and net income were also favorably impacted by higher average daily rates in the hotel in conjunction with lower casino departmental expenses, as a percentage of revenues, which resulted in improved profit margins in each of the 2007 periods. Furthermore, increased interest income and other income during the 2007 periods produced higher net income as compared to the same prior year periods.

Revenues

The following table highlights our sources of net operating revenues (dollars in thousands):

	Three months ended June 30, 2007	Three months ended June 30, 2006	Percent Change	Six months ended June 30, 2007	Six months ended June 30, 2006	Percent Change
Casino	$23,923	$23,338	2.5%	$43,409	$41,612	4.3%
Rooms	12,541	11,154	12.4	22,510	20,064	12.2
Food and beverage	9,913	8,870	11.8	19,416	17,242	12.6
Other	2,689	2,138	25.8	4,566	4,041	13.0
Promotional allowances	4,057	3,305	22.8	7,601	6,637	14.5

Casino Revenues. During the second quarter of 2007 compared to the same prior year period, casino revenues rose due to increased table games drop, specifically from volume attributable to cash players. This growth was primarily due to increased traffic on the casino floor associated with the USBC Open Tournament and additional concert dates during the current quarter. Historically, the USBC Open Tournament has attracted table games players as compared to the USBC Women’s Tournament, which has typically had a greater positive impact on slot volume. As a result, slot handle declined 2.6% during the second quarter of 2007 compared to the 2006 period.

Casino revenues improved during the six months ended June 30, 2007 compared to the same prior year period resulting from increases in table games drop and slot handle of 13.8% and 1.3%, respectively. In addition to the previously discussed factors which benefited the second quarter of 2007, increased targeted promotional direct mail offers to our casino customers drove casino revenues during the current six-month period.

Rooms Revenues. During the three and six months ended June 30, 2007 compared to the same prior year periods, our room revenues increased as a result of higher ADR and occupancy percentages in the 2007 periods compared to the 2006 periods. Our ADR and occupancy were $81.60 and 91.1%, respectively, for the three months ended June 30, 2007 compared to $75.98 and 86.6%, respectively, for the three months ended June 30, 2006. Our ADR and occupancy percentages were $78.01 and 85.4%, respectively, for the six months ended June 30, 2007 compared to $72.38 and 81.8% respectively, for the six months ended June 30, 2006. These increases in ADR and occupancy were primarily driven by growth in our convention segment attributable to the USBC Open Tournament along with a general rise in room rates within the Reno market. In addition, our enhanced concert schedule and increased casino promotional room offers also produced increases in hotel occupancy and ADR throughout the 2007 periods compared to the 2006 periods.

Food and Beverage Revenues. Food and beverage revenues rose during the three and six months ended June 30, 2007 compared to the same prior year periods mainly due to increased visitors to our property in connection with the USBC Open Tournament along with selective menu price increases associated with our newly renovated buffet, steakhouse and coffee shop. Additionally, cash beverage sales have continued to escalate as a result of the increased incremental revenues generated by our new lounge, Drinx, which opened in December 2006.

Other Revenues. Other revenues are comprised of revenues generated by our retail outlets, entertainment, events pavilion, and other miscellaneous items. During the three and six months ended June 30, 2007 compared to the same prior year periods, other revenues increased primarily due to higher entertainment revenues resulting from more concerts, both on-property and in the downtown Reno Events Center. This increase was partially offset by a decline in revenues associated with the absence of our events pavilion which was located across North Virginia Street from Silver Legacy on a special events plaza previously owned by our affiliates. The events pavilion was removed in January of 2007 to allow for the construction of a new city-owned ballroom facility on the plaza site which will be operated and managed by Silver Legacy, together with the adjoining Eldorado and Circus Circus properties. The construction period is estimated to be approximately one year. Several large banquet functions held in the events pavilion produced revenues throughout the first six months of 2006.

Promotional Allowances. Promotional allowances, expressed as a percentage of gross revenues, increased to 8.3% and 8.5%, respectively, during the three and six months ended June 30, 2007 compared to 7.3% and 8.0%, respectively, during the three and six months ended June 30, 2006. These increases were primarily attributable to additional complimentary concert tickets as a result of the aforementioned increase in the number of concert dates during the 2007 periods compared to the 2006 periods along with increases in complimentary rooms and food promotional offers to our casino customers.

Operating Expenses

The following table highlights our operating expenses (dollars in thousands):

	Three months ended June 30, 2007	Three months ended June 30, 2006	Percent Change	Six months ended June 30, 2007	Six months ended June 30, 2006	Percent Change
Casino	$11,041	$10,656	3.6%	$21,188	$20,832	1.7%
Rooms	3,472	3,238	7.2	6,604	6,180	6.9
Food and beverage	6,899	6,296	9.6	13,700	12,252	11.8
Other	2,051	1,632	25.7	3,494	3,185	9.7
Selling, general and administrative	8,698	8,397	3.6	16,901	16,347	3.4
Depreciation	3,402	3,157	7.8	6,766	6,297	7.5

Casino Expenses. Casino expenses rose during the three and six months ended June 30, 2007 compared to the same prior year periods as a result of higher casino volume. Savings in slot departmental payroll, as a percentage of revenues, lower special events costs, and a decline in an expense related to the expiration of unredeemed complimentaries were offset by increases in the cost of rooms, food and beverage complimentaries allocated to the casino department, increased gaming taxes and additional costs related to slot machine conversions and repairs.

Rooms Expenses. During the three and six months ended June 30, 2007, rooms expenses increased compared to the same prior year periods due to increased hotel occupancy during both periods. However, higher average daily rates during the 2007 periods, along with efforts to control housekeeping labor and supplies, resulted in improved profit margins in the rooms department in comparison to the same 2006 periods.

Food and Beverage Expenses. During the three and six months ended June 30, 2007 compared to the same prior year periods, food and beverage expenses increased primarily due to higher food cost of sales and labor in an effort to raise the quality and service throughout our restaurant venues. However, increases in our restaurant average check and beverage revenues, combined with lower beverage payroll and other expenses, resulted in stronger overall profit margins in the 2007 periods compared to the same 2006 periods.

Other Operating Expenses. Other operating expenses are comprised of expenses associated with the operation of our retail outlets and events pavilion along with the entertainment department’s production costs and professional fees. Other operating expenses increased during the three and six months ended June 30, 2007 compared to the same prior year periods primarily due to an increase in entertainment expenses, principally for professional entertainer fees, as a result of additional concert dates and higher quality headliners during 2007 compared to 2006.

Selling, General and Administrative Expenses. During the three and six months ended June 30, 2007 compared to the same prior year periods, selling, general and administrative expenses increased principally due to increased facilities costs including utilities, payroll, and building repairs and maintenance. Advertising costs also increased during both periods in 2007 compared to the 2006 periods due to higher media and print production expenditures. Moreover, additional administration expenses also contributed to the increases in the 2007 periods resulting from increases in payroll, credit card discounts, professional fees, and equipment rental and maintenance contracts related to our computer information systems.

Depreciation Expense. Depreciation expense increased during the three and six months ended June 30, 2007 compared to the same prior year periods primarily due to depreciation associated with new capital purchases.

Other (Income) Expense

Other (income) expense is comprised of interest expense, interest income and other. During the three and six months ended June 30, 2007 compared to the same prior year periods, interest expense remained flat while interest income continued to rise due to the steady growth in our invested cash reserves. Other, in both periods, was related to the change in market value of the funded portion of our supplemental executive retirement plan.

Liquidity and Capital Resources

During the six months ended June 30, 2007, we generated cash flows from operating activities of $13.3 million compared to $12.3 million during the six months ended June 30, 2006. The $1.0 million increase in cash provided by operations was attributable to the $2.9 million increase in net income which was partially offset by various changes in balance sheet accounts. The changes in these balance sheet accounts represented changes which occurred in the normal course of business. As of June 30, 2007, cash and cash equivalents were $54.7 million, sufficient for normal operating requirements.

Cash used in investing activities for the six months ended June 30, 2007 was $4.0 million compared to $2.8 million for the six months ended June 30, 2006, and related primarily to capital expenditures for various renovation projects and equipment purchases. Our executive committee has approved $12.1 million in capital expenditures for 2007. In addition, our executive committee has approved up to an additional $3.2 million for equipment purchases for a city-owned ballroom facility currently under construction. The new ballroom will be located across from Silver Legacy on a special events plaza which was previously owned by our affiliates and donated to the City of Reno in January of 2007.

Cash used in financing activities during the six months ended June 30, 2007 was $1.9 million, of which the majority represented tax distributions to our partners for 2007. The remainder of $13,000 related to costs associated with the one-year extension of the maturity date of our credit facility.

In July 2007, we renewed our general and liability insurance policies. Under these policies, the Partnership and the owner of the adjacent Eldorado property, Eldorado Resorts LLC (which is an affiliate of ELLC), have combined earthquake coverage of $350 million and combined flood coverage of $225 million. In the event that an earthquake causes damage only to the Partnership’s property, the Partnership is eligible to receive up to $350 million in coverage depending on the replacement cost. However, in the event that both properties are damaged, the Partnership is entitled to receive, to the extent of any replacement cost incurred, up to $220 million of the coverage amount (based on our percentage of the total earthquake coverage) and a portion of the other $130 million remaining coverage amount (based on our percentage of the total reported property values). In the event that a flood causes damage only to the Partnership’s property, the Partnership is eligible to receive up to $225 million in coverage depending on the replacement cost. However, in the event that both properties are damaged, the Partnership is entitled to receive, to the extent of any replacement cost incurred, up to $220 million of the coverage amount (based on our percentage of the total flood coverage) and a portion of the other $5 million remaining coverage amount (based on our percentage of the total reported property values).

Our insurance policy also includes combined terrorism coverage for Silver Legacy and the adjoining Eldorado property up to $500 million. In the event that an act of terrorism causes damage only to the Partnership’s property, the Partnership is eligible to receive up to $500 million in coverage depending on the replacement cost. However, in the event that both properties are damaged, the Partnership is entitled to receive, to the extent of any replacement cost incurred, up to $280 million of the coverage amount (based on our percentage of the total reported property values) and up to the portion of the other $220 million, if any, remaining after satisfaction of a claim of Eldorado Resorts LLC with respect to its adjoining property. This policy also covers an additional property located in Shreveport, LA which is owned by Eldorado Resorts LLC. In the event that an act of terrorism causes damage to all three properties, the Partnership is entitled to receive, to the extent of any replacement cost incurred, up to $200 million of the coverage amount (based on our percentage of the total reported property values) and up to the portion of the other $300 million, if any, remaining after satisfaction of the claims with respect to the other two properties.

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

The Notes

On March 5, 2002, the Partnership and Capital co-issued $160,000,000 principal amount of senior secured mortgage notes due 2012 (“Notes”). The Notes are senior secured obligations which rank equally with all of the Partnership’s outstanding senior debt and senior to any subordinated debt. The Notes are secured by a security interest in the Issuers’ existing and future assets, which is junior to a security interest in such assets securing the Partnership’s obligations under its credit facility and any refinancings of such facility that are permitted pursuant to the terms of the Notes. Each of the Partnership’s partners executed a pledge of all of its partnership interest in the Partnership to secure the Notes, which is junior to a pledge of such partnership interest to secure the Partnership’s obligations on the credit facility and any refinancings of such facility that are permitted pursuant to the terms of the Notes. The Notes mature on March 1, 2012 and bear interest at the rate of 10 1/8% per annum, payable semi-annually in arrears on March 1 and September 1 of each year, commencing on September 1, 2002. At June 30, 2007, we were in compliance with all of the covenants in the indenture related to the Notes.

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

On March 28, 2007, an additional amendment was executed to extend the Credit Facility’s original maturity date of March 31, 2007 for an additional year to March 31, 2008. This amendment also reduced the minimum ratio of EBITDA to fixed charges to 1.10 to 1.00 and raised the capital expenditure limit to an aggregate of $15.0 million in any twelve-month period. Furthermore, this amendment revised in its entirety Section 7.16 of the Credit Facility to allow for prepayments of the Notes provided certain conditions precedent are satisfied. There was no debt outstanding under the Credit Facility at June 30, 2007. As of such date, the Partnership was in compliance with all of the covenants in the Credit Facility and had the ability to borrow on a revolving basis all of the $10.0 million available under the Credit Facility.

Critical Accounting Policies

A description of our critical accounting policies can be found in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2006. There have been no material changes to these policies during the six months ended June 30, 2007.

Forward-Looking Statements

Certain information included in this report and other materials filed or to be filed by the Partnership and Capital with the Securities and Exchange Commission (as well as information included in oral statements or written statements made or to be made by them) contains statements that are forward-looking within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements can be identified by the fact that they do not relate strictly to historical or current facts. We have based these forward-looking statements on our current expectations about future events. These forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, intentions, financial condition, results of operations, future performance and business, including, current and future operations and statements that include the words “may”, “could”, “should”, “would”, “believe”, “expect”, “anticipate”, “estimate”,

“intend”, “plan” or similar expressions. Such statements include information relating to capital spending, financing sources and the effects of regulation (including gaming and tax regulation) and competition. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by us or on our behalf. These risks and uncertainties include, but are not limited to, dependence on existing management, leverage and debt service (including sensitivity to fluctuations in interest rates), domestic or global economic conditions, changes in Federal or state tax laws or the administration of such laws, changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions), expansion of gaming on Native American lands (including such lands in California), risks and uncertainties relating to any applications for licenses and approvals under applicable laws and regulations (including gaming laws and regulations) and any further terrorist attacks similar to those that occurred September 11, 2001. Additional information concerning potential factors that we think could cause our actual results to differ materially from expected and historical results is included in Item 1A of our annual report on Form 10-K for the fiscal year ended December 31, 2006. If one or more of the assumptions underlying our forward-looking statements proves incorrect, then our actual results, performance or achievements could differ materially from those expressed in, or implied by, the forward-looking statements contained in this report. Therefore, we caution you not to place undue reliance on our forward-looking statements. This statement is provided as permitted by the Private Securities Litigation Reform Act of 1995.

Item 3.	Quantitative and Qualitative Disclosures About Market Risks

We are potentially exposed to market risk in the form of fluctuations in interest rates and their potential impact upon our variable rate debt outstanding, if any. We evaluate our exposure to this market risk by monitoring interest rates in the marketplace and we have, on occasion, utilized derivative financial instruments to help manage this risk. To manage our exposure to counterparty credit risk in interest rate swaps, we have on occasion entered into agreements with highly rated institutions. As of June 30, 2007, we had no variable rate debt outstanding. However, under our $10.0 million revolving credit facility, we may have outstanding from time to time up to $10.0 million of variable rate debt. For information concerning limitations on our ability to utilize our credit facility, see the discussion under the caption “Senior Secured Credit Facility” in Item 2 above.

Item 4.	Controls and Procedures

An evaluation was performed by management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2007, our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms of the Securities and Exchange Commission.

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

CIRCUS AND ELDORADO JOINT VENTURE

Date: August 14, 2007	By:	/s/ Gary L. Carano
Gary L. Carano
Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2007	By:	/s/ Stephanie D. Lepori
Stephanie D. Lepori
Chief Accounting and Financial Officer (Principal Financial and Accounting Officer)

SILVER LEGACY CAPITAL CORP.

Date: August 14, 2007	By:	/s/ Gary L. Carano
Gary L. Carano
Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2007	By:	/s/ Stephanie D. Lepori
Stephanie D. Lepori
Treasurer (Principal Financial and Accounting Officer)