Form 10-Q
period 2007-09-30
CIRCUS & ELDORADO JOINT VENTURE; SILVER LEGACY CAPITAL CORP
filed 2007-11-14
CIK 1171079, 1171078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2007.

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

The number of shares of Silver Legacy Capital Corp.’s common stock outstanding at November 14, 2007 was 2,500. All of these shares are owned by Circus and Eldorado Joint Venture.

CIRCUS AND ELDORADO JOINT VENTURE

SILVER LEGACY CAPITAL CORP.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30, 2007	December 31, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$50,464	$47,179
Accounts receivable, net	5,399	6,007
Inventories	2,128	2,131
Prepaid expenses and other	4,582	3,346

Total current assets	62,573	58,663

PROPERTY AND EQUIPMENT, NET	252,163	255,769
OTHER ASSETS, NET	9,657	8,897

Total Assets	$324,393	$323,329

LIABILITIES AND PARTNERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,467	$6,694
Accrued interest	1,363	5,413
Accrued and other liabilities	10,756	10,752

Total current liabilities	16,586	22,859

LONG-TERM DEBT	159,725	159,679
OTHER LONG-TERM LIABILITIES	5,966	5,195

Total liabilities	182,277	187,733

PARTNERS’ EQUITY	142,116	135,596

Total Liabilities and Partners’ Equity	$324,393	$323,329

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
OPERATING REVENUES:
Casino	$23,455	$25,141	$66,864	$66,753
Rooms	13,098	12,540	35,608	32,604
Food and beverage	9,536	10,314	28,952	27,556
Other	2,136	2,427	6,702	6,468

	48,225	50,422	138,126	133,381
Less: promotional allowances	(4,164)	(3,974)	(11,765)	(10,611)

Net operating revenues	44,061	46,448	126,361	122,770

OPERATING EXPENSES:
Casino	11,590	11,612	32,778	32,444
Rooms	3,412	3,463	10,016	9,643
Food and beverage	6,782	7,060	20,482	19,312
Other	1,386	1,912	4,880	5,097
Selling, general and administrative	8,843	8,682	25,744	25,029
Depreciation	3,479	3,169	10,245	9,466
(Gain) loss on disposition of assets	(20)	(8)	105	(65)

Total operating expenses	35,472	35,890	104,250	100,926

OPERATING INCOME	8,589	10,558	22,111	21,844

OTHER (INCOME) EXPENSE:
Interest expense, net	4,232	4,244	12,719	12,744
Interest income	(528)	(241)	(1,230)	(568)
Other	(131)	(55)	(424)	(112)

Total other (income) expense	3,573	3,948	11,065	12,064

NET INCOME	$5,016	$6,610	$11,046	$9,780

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY

(In thousands)

	Galleon, Inc.	Eldorado Resorts, LLC	Total
BALANCE, January 1, 2007 (1)	$62,798	$72,798	$135,596
Net income	5,523	5,523	11,046
Partner Distributions	(2,263)	(2,263)	(4,526)

BALANCE, September 30, 2007 (1)	$66,058	$76,058	$142,116

(1)	Balances include Accumulated Other Comprehensive Income totaling ($122,000) comprised of ($61,000) each for Galleon, Inc. and Eldorado Resorts, LLC.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,046	$9,780
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,761	10,008
(Gain) loss on disposition of assets	105	(65)
Increase in accrued pension cost	770	636
Provision for doubtful accounts	401	388
Increase in cash value of insurance policies in excess of premiums paid	424	115
Changes in current assets and current liabilities:
Accounts receivable	207	(206)
Inventories	3	26
Prepaid expenses and other	(1,236)	(1,459)
Accounts payable	(2,227)	(988)
Accrued interest	(4,050)	(4,050)
Accrued and other liabilities	4	1,023

Net cash provided by operating activities	16,208	15,208

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets	112	108
Increase in other assets	(1,672)	(1,018)
Purchase of property and equipment	(6,824)	(4,531)

Net cash used in investing activities	(8,384)	(5,441)

CASH FLOWS FROM FINANCING ACTIVITIES:
Debt issuance costs	(13)	—
Distributions to partners	(4,526)	(3,232)

Net cash used in financing activities	(4,539)	(3,232)

CASH AND CASH EQUIVALENTS:
Net increase for the period	3,285	6,535
Balance, beginning of period	47,179	35,142

Balance, end of period	$50,464	$41,677

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during period for interest	$16,253	$16,253

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, all of which are normal and recurring, necessary to present fairly the financial position of the Partnership as of September 30, 2007, and the results of operations for the three and nine months ended September 30, 2007 and 2006 and cash flows for the nine months ended September 30, 2007 and 2006. The results of operations for such periods are not necessarily indicative of the results to be expected for a full year.

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

Note 2. Certain Risks and Uncertainties

A significant portion of the Partnership’s revenues and operating income are generated from patrons who are residents of northern California. A change in general economic conditions or the extent and nature of casino gaming in California, Washington or Oregon could adversely affect the Partnership’s operating results. In March 2000, California voters approved the constitutional amendment which legalized “Nevada-style” gaming on Native American reservations. Many existing Native American gaming facilities in northern California are modest compared to Silver Legacy. However, several Native American tribes have established large-scale gaming facilities in California and many Native American tribes have announced that they are in the process of expanding, developing, or are considering establishing large-scale hotel and gaming facilities in northern California.

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

Note 3. Long-Term Debt

Long-term debt consisted of the following (in thousands):

	September 30, 2007	December 31, 2006
10 1/8% Mortgage Notes due 2012 (net of unamortized discount of $275 and $321, respectively)	$159,725	$159,679

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

On March 28, 2007, an additional amendment was executed to extend the Credit Facility’s original maturity date of March 31, 2007 for an additional year to March 31, 2008. This amendment also reduced the minimum ratio of EBITDA to fixed charges to 1.10 to 1.00 and raised the capital expenditure limit to an aggregate of $15,000,000 in any twelve-month period. Furthermore, this amendment revised in its entirety Section 7.16 of the Credit Facility to allow for prepayments of the Notes provided certain conditions precedent are satisfied. Fees totaling $13,000, which were capitalized and are included in other assets, were paid in relation to the transaction. There was no debt outstanding under the Credit Facility at September 30, 2007. As of such date, the Partnership was in compliance with all of the covenants in the Credit Facility and had the ability to borrow on a revolving basis all of the $10,000,000 available under the Credit Facility. As of September 30, 2007, the Partnership also was in compliance with the covenants in the indenture relating to the Notes.

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

Note 5. Supplemental Executive Retirement Plan

Effective January 1, 2002, the Partnership adopted a Supplemental Executive Retirement Plan (“SERP”) for a select group of highly compensated management employees. The SERP provides for a lifetime benefit at age 65, based on a formula which takes into account a participant’s highest annual compensation, years of service, and executive level. The SERP also provides an early retirement benefit at age 55 with at least four years of service, a disability provision, and a lump sum death benefit. While the SERP is an unfunded plan, the Partnership is informally funding the plan through life insurance contracts on the participants. The Partnership anticipates that its periodic pension cost for the year ending December 31, 2007 will be approximately $1,059,000, of which $794,000 had been accrued as of September 30, 2007.

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

On July 28, 1995, Silver Legacy commenced operations as a hotel-casino in downtown Reno, Nevada. Silver Legacy is a leader within the Reno market, offering the largest number of table games and the second largest number of slot machines and hotel rooms of any property in the Reno market. Silver Legacy’s net operating revenues and income are derived largely from gaming activities. In an effort to enhance our gaming revenues, we attempt to maximize the use of our gaming facilities at Silver Legacy by providing a well-balanced casino environment that contains a mix of games attractive to multiple market segments. Rooms, food and beverage also contribute a large portion of our net revenues.

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

Significant Factors Affecting Results of Operations

Expansion of Native American Gaming

A significant portion of Silver Legacy’s revenues and operating income are generated from patrons who are residents of northern California, and, as such, our results of operations have been adversely impacted by the growth in Native American gaming in northern California. Many existing Native American gaming facilities in northern California are modest compared to Silver Legacy. However, several Native American tribes have established large-scale gaming facilities in California and many Native American tribes have announced that they are in the process of expanding, developing, or are considering establishing, large-scale hotel and gaming facilities in northern California. As northern California Native American gaming operations have expanded, we believe the increasing competition generated by these gaming operations has negatively impacted drive-in, day-trip visitor traffic from our main feeder markets in northern California.

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

Summary Financial Results

The following table highlights the results of our operations (dollars in thousands):

	Three months ended September 30, 2007	Three months ended September 30, 2006	Percent Change	Nine months ended September 30, 2007	Nine months ended September 30, 2006	Percent Change
Net revenues	$44,061	$46,448	(5.1)%	$126,361	$122,770	2.9%
Operating expenses	35,472	35,890	(1.2)	104,250	100,926	3.3
Operating income	8,589	10,558	(18.6)	22,111	21,844	1.2
Net income	5,016	6,610	(24.1)	11,046	9,780	12.9

Net Revenues. During the third quarter of 2007 compared to the same prior year period, net revenues fell mainly due to declines in casino, food and entertainment revenues resulting from decreases in casino volume, concert event dates and restaurant guest counts. We believe the declines in our business levels were attributable to factors impacting Reno’s tourism market as a whole including a slowdown in the national economy, specifically within our feeder markets in northern California, escalated gasoline prices which negatively affected drive-in visitor traffic, the continued increase in competition generated by growth in Native American gaming, and a decline in city-wide convention room nights. However, despite a decline in hotel occupancy, the aforementioned departmental revenue decreases were partially offset by growth in our rooms revenues which was driven by higher room rates throughout the third quarter of 2007 compared to the 2006 period.

For the nine months ended September 30, 2007 compared to the same prior year period, net revenues benefited from gains among all revenue segments. We believe the primary contributor to these revenue increases was the increased visitation generated by the previously discussed USBC Open Tournament during the first half of 2007 which brought more bowlers to the Reno market than did the 2006 USBC Women’s Tournament. In addition, an increase in the number of concert dates combined with targeted and aggressive casino marketing efforts during the first half of 2007 compared to the same prior year period also contributed to the increase in net revenues.

Operating Income and Net Income. Operating income and net income both decreased during the third quarter of 2007 compared to the 2006 period as a result of lower departmental revenues. Additionally, increases in selling, general and administrative costs combined with higher depreciation expense also produced declines in operating income and net income during the third quarter of 2007 compared to the 2006 period.

During the nine months ended September 30, 2007 compared to the same prior year period, operating income and net income increased primarily due to the previously discussed growth in net revenues. Operating income and net income benefited from higher room rates which resulted in an improved profit margin, excluding depreciation expense, during the nine-month period in 2007 compared to 2006. In addition, increased interest income produced higher net income during the nine months ended September 30, 2007 compared to the same prior year period.

Revenues

The following table highlights our sources of net operating revenues (dollars in thousands):

	Three months ended September 30, 2007	Three months ended September 30, 2006	Percent Change	Nine months ended September 30, 2007	Nine months ended September 30, 2006	Percent Change
Casino	$23,455	$25,141	(6.7)%	$66,864	$66,753	0.2%
Rooms	13,098	12,540	4.4	35,608	32,604	9.2
Food and beverage	9,536	10,314	(7.5)	28,952	27,556	5.1
Other	2,136	2,427	(12.0)	6,702	6,468	3.6
Promotional allowances	4,164	3,974	4.8	11,765	10,611	10.9

Casino Revenues. Declines in table games drop and slot handle of 6.1% and 7.0%, respectively, resulted in lower casino revenues during the third quarter of 2007 compared to the 2006 period. We believe our casino volume during the current quarter was impacted by the previously discussed factors which affected net revenues. In addition, casino revenues were also adversely affected by a lower table games hold percentage during the third quarter of 2007 compared to the 2006 period.

During the nine months ended September 30, 2007 compared to the same prior year period, table games drop grew 6.3% while slot handle declined 1.7%. Table games play, and to a lesser extent, slot handle benefited from the increased traffic associated with the USBC Open Tournament during the first six months of 2007 which generated more visitation than did the USBC Women’s Tournament during the first six months of 2006. Historically, the USBC Open Tournament has attracted table games players as compared to the USBC Women’s Tournament, which has typically had a greater positive impact on slot volume. Growth in casino volume experienced during the first half of the year was offset by declines during the third quarter of 2007 compared to the same periods in 2006. Moreover, casino revenues during the nine months ended September 30, 2007 compared to the same prior year period were also impacted by a lower table games hold percentage.

Rooms Revenues. During the third quarter of 2007 compared to the 2006 period, our rooms revenues increased as a result of higher room rates despite a decline in hotel occupancy. During the three months ended September 30, 2007, our ADR and occupancy were $89.41 and 86.6%, respectively, compared to $78.86 and 93.0%, respectively, for the three months ended September 30, 2006. Occupied room nights decreased during the current quarter compared to the same prior year period primarily due to a decline in convention, wholesale and casino room nights resulting from fewer convention groups and a reduction in concert dates.

During the nine months ended September 30, 2007 compared to the same prior year period, our rooms revenues grew as a result of both a higher ADR and occupancy percentage. Our ADR and occupancy were $81.89 and 85.8%, respectively, for the nine months ended September 30, 2007 compared to $74.75 and 85.5%, respectively, for the nine months ended September 30, 2006. These increases in ADR and occupancy were primarily driven by growth in our convention segment attributable to the USBC Tournament along with a general rise in room rates within the Reno market. Moreover, additional concert nights and casino promotional room offers during the first six months of 2007 compared to the same prior year period produced increases in hotel occupancy during the nine months ended September 30, 2007 compared to the same prior year period.

Food and Beverage Revenues. During the third quarter of 2007 compared to the 2006 period, food revenues decreased primarily due to a decline in banquet revenues associated with several large conventions which took place during the third quarter of 2006. In addition, lower restaurant guest counts attributable to the same factors affecting net revenues also contributed to the decrease during the current quarter compared to the 2006 period. Beverage revenues remained flat during the third quarter of 2007 compared to the 2006 period and benefited from revenues generated by our new bar, Drinx Lounge, which opened in December 2006.

Food and beverage revenues rose during the nine months ended September 30, 2007 compared to the same prior year period mainly due to increased visitors to our property in connection with the USBC Tournament along with selective price increases associated with our buffet, steakhouse and coffee shop, all of which have undergone recent renovations. Additionally, cash beverage sales have continued to rise as a result of increased revenues produced by Drinx Lounge.

Other Revenues. Other revenues are comprised of revenues generated by our retail outlets, entertainment, events pavilion, and other miscellaneous items. The decline in other revenues during the third quarter of 2007 compared to the 2006 period was mainly due to decreased entertainment revenues resulting from fewer concerts produced by Silver Legacy, either on-property or at the downtown Reno Events Center. Retail and other miscellaneous revenues remained flat during the third quarter of 2007 compared to the 2006 period.

During the nine months ended September 30, 2007 compared to the same prior year period, other revenues increased primarily due to increased entertainment revenues associated with additional concert dates during the first half of 2007 compared to the same prior year period along with a slight increase in retail revenues. These increases were partially offset by a decline in revenues associated with the absence of our events pavilion which was located across North Virginia Street from Silver Legacy on a special events plaza previously owned by our affiliates. The events pavilion was removed in January of 2007 to allow for the construction of a new city-owned ballroom facility on the plaza site which will be operated and managed by Silver Legacy, together with the adjoining Eldorado and Circus Circus properties. Construction is expected to be completed during the first quarter of 2008. Several large banquet functions held in the events pavilion produced revenues throughout the first six months of 2006.

Promotional Allowances. Promotional allowances, expressed as a percentage of gross revenues, increased to 8.6% and 8.5%, respectively, during the three and nine months ended September 30, 2007 compared to 7.9% and 8.0%, respectively, during the three and nine months ended September 30, 2006. These increases were primarily attributable to increases in complimentary rooms, food and retail promotional offers to our casino customers during both periods in 2007 compared to 2006. In addition, complimentary concert ticket costs rose as a result of the aforementioned increase in the number of concert dates during the first half of 2007 compared to the first half of 2006.

Operating Expenses

The following table highlights our operating expenses (dollars in thousands):

	Three months ended September 30, 2007	Three months ended September 30, 2006	Percent Change	Nine months ended September 30, 2007	Nine months ended September 30, 2006	Percent Change
Casino	$11,590	$11,612	(0.2)%	$32,778	$32,444	1.0%
Rooms	3,412	3,463	(1.5)	10,016	9,643	3.9
Food and beverage	6,782	7,060	(3.9)	20,482	19,312	6.1
Other	1,386	1,912	(27.5)	4,880	5,097	(4.3)
Selling, general and administrative	8,843	8,682	1.9	25,744	25,029	2.9
Depreciation	3,479	3,169	9.8	10,245	9,466	8.2

Casino Expenses. During the third quarter of 2007 compared to the 2006 period, casino expenses remained flat. Decreases in casino payroll and departmental operating expenses were partially offset by increases in the cost of rooms, food, beverage and retail complimentaries allocated to the casino department.

Casino expenses rose slightly during the nine months ended September 30, 2007 compared to the same prior year period. Declines in special events expenditures combined with a decrease in the expense related to the expiration of unredeemed complimentaries were offset by increases in the cost of rooms, food, beverage and retail complimentaries allocated to the casino department, increased gaming taxes and additional costs related to slot machine conversions and repairs.

Rooms Expenses. As a result of lower hotel occupancy, rooms expenses declined during the third quarter of 2007 compared to the 2006 period.

During the nine months ended September 30, 2007, rooms expenses increased over the same prior year period due to an increase in hotel occupancy along with additional travel agent commissions expense associated with the USBC Open Tournament. However, higher room rates, along with efforts to control hotel costs including labor and supplies, resulted in improved profit margins in the rooms department during both periods in 2007 compared to 2006.

Food and Beverage Expenses. Food expenses declined during the third quarter of 2007 compared to the 2006 period in conjunction with the decline in restaurant guest counts and banquet revenues while beverage expenses remained flat.

Food expenses increased during the nine months ended September 30, 2007 compared to the same prior year period primarily due to higher food cost of sales and labor in an effort to raise the quality and service throughout our restaurant venues. Beverage expenses increased during the nine months ended September 30, 2007 compared to the same prior year period as a result of higher beverage revenues. However, lower beverage payroll and other beverage operating expenses, as a percentage of revenues, produced a higher profit margin within the beverage department during the nine-month period in 2007 compared to 2006.

Other Operating Expenses. Other operating expenses are comprised of expenses associated with the operation of our retail outlets and events pavilion along with the entertainment department’s production costs and professional fees. During the third quarter of 2007 compared to the 2006 period, other operating expenses declined due to lower entertainment expenses, principally for professional entertainer fees, as a result of a decline in the number of concert dates during the current quarter. Retail expenses remained flat during the third quarter of 2007 compared to the 2006 period.

During the nine months ended September 30, 2007 compared to the same prior year period, other operating expenses decreased primarily due to the previously discussed elimination of expenses associated with the events pavilion. This decline was partially offset by a slight increase in retail expenses along with an increase in entertainment expenses, principally for professional entertainer fees, as a result of additional concert dates during the first half of 2007 compared to the same prior year period.

Selling, General and Administrative Expenses. During the three and nine months ended September 30, 2007 compared to the same prior year periods, selling, general and administrative expenses increased primarily due to higher sales and marketing costs. Additional administrative expenses also contributed to the increases in the 2007 periods resulting from increases in payroll and related benefits, credit card discounts associated with higher rooms revenues, professional services fees associated with Sarbanes-Oxley compliance, and maintenance contracts related to our computer information systems.

Depreciation Expense. Depreciation expense increased during the three and nine months ended September 30, 2007 compared to the same prior year periods primarily due to depreciation associated with new capital purchases.

Other (Income) Expense

Other (income) expense is comprised of interest expense, interest income and other. During the three and nine months ended September 30, 2007 compared to the same prior year periods, interest expense remained flat while interest income continued to rise due to the steady growth in our invested cash reserves. Other, in both periods, was related to the change in market value of the funded portion of our supplemental executive retirement plan.

Liquidity and Capital Resources

During the nine months ended September 30, 2007, we generated cash flows from operating activities of $16.2 million compared to $15.2 million during the nine months ended September 30, 2006. The $1.0 million increase in cash provided by operations was primarily due to the $1.3 million increase in net income which was partially offset by various changes in balance sheet accounts. The changes in these balance sheet accounts represented changes which occurred in the normal course of business. As of September 30, 2007, cash and cash equivalents were $50.5 million, sufficient for normal operating requirements.

Cash used in investing activities for the nine months ended September 30, 2007 was $8.4 million compared to $5.4 million for the nine months ended September 30, 2006, and related primarily to capital expenditures for various renovation projects and equipment purchases. Our executive committee has approved $12.1 million in capital expenditures for 2007. In addition, our executive committee has approved up to an additional $3.2 million for equipment purchases for a city-owned ballroom facility currently under construction. The new ballroom will be located across from Silver Legacy on a special events plaza which was previously owned by our affiliates and donated to the City of Reno in January of 2007.

Cash used in financing activities during the nine months ended September 30, 2007 and 2006 were $4.5 million and $3.2 million, respectively, of which the majority represented tax distributions to our partners for 2007. The remainder of $13,000 related to costs associated with the one-year extension of the maturity date of our credit facility.

In July 2007, we renewed our general and liability insurance policies. Under these policies, the Partnership and the owner of the adjacent Eldorado property, Eldorado Resorts LLC (which is an affiliate of ELLC), have combined earthquake coverage of $350 million and combined flood coverage of $225 million. In the event that an earthquake causes damage only to the Partnership’s property, the Partnership is eligible to receive up to $350 million in coverage depending on the replacement cost. However, in the event that both properties are damaged, the Partnership is entitled to receive, to the extent of any replacement cost incurred, up to $220 million of the coverage amount (based on our percentage of the total earthquake coverage) and a portion of the other $130 million, if any, remaining after satisfaction of a claim of Eldorado Resorts LLC with respect to its adjoining property. In the event that a flood causes damage only to the Partnership’s property, the Partnership is eligible to receive up to $225 million in coverage depending on the replacement cost. However, in the event that both properties are damaged, the Partnership is entitled to receive, to the extent of any replacement cost incurred, up to $220 million of the coverage amount (based on our percentage of the total flood coverage) and a portion of the other $5 million remaining coverage amount, if any, remaining after satisfaction of a claim of Eldorado Resorts LLC with respect to its adjoining property.

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

The Notes

On March 5, 2002, the Partnership and Capital co-issued $160,000,000 principal amount of senior secured mortgage notes due 2012 (“Notes”). The Notes are senior secured obligations which rank equally with all of the Partnership’s other outstanding senior debt and senior to any subordinated debt. The Notes are secured by a security interest in the Issuers’ existing and future assets, other than certain licenses which may not be pledged under applicable law, which is junior to a security interest in such assets securing the Partnership’s obligations under its credit facility and any refinancings of such facility that are permitted pursuant to the terms of the Notes. Each of the Partnership’s partners executed a pledge of all of its partnership interest in the Partnership to secure the Notes, which is junior to a pledge of such partnership interest to secure the Partnership’s obligations on the credit facility and any refinancings of such facility that are permitted pursuant to the terms of the indenture relating to the Notes. The Notes mature on March 1, 2012 and bear interest at the rate of 10 1/8% per annum, payable semi-annually in arrears on March 1 and September 1 of each year, commencing on September 1, 2002. At September 30, 2007, we were in compliance with all of the covenants in the indenture related to the Notes.

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

On March 28, 2007, an additional amendment was executed to extend the Credit Facility’s original maturity date of March 31, 2007 for an additional year to March 31, 2008. This amendment also reduced the minimum ratio of EBITDA to fixed charges to 1.10 to 1.00 and raised the capital expenditure limit to an aggregate of $15.0 million in any twelve-month period. Furthermore, this amendment revised in its entirety Section 7.16 of the Credit Facility to allow for prepayments of the Notes provided certain conditions precedent are satisfied. There was no debt outstanding under the

Credit Facility at September 30, 2007. As of such date, the Partnership was in compliance with all of the covenants in the Credit Facility and had the ability to borrow on a revolving basis all of the $10.0 million available under the Credit Facility.

Critical Accounting Policies

A description of our critical accounting policies can be found in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2006. There have been no material changes to these policies during the nine months ended September 30, 2007.

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

We are potentially exposed to market risk in the form of fluctuations in interest rates and their potential impact upon our variable rate debt outstanding, if any. We evaluate our exposure to this market risk by monitoring interest rates in the marketplace and we have, on occasion, utilized derivative financial instruments to help manage this risk. To manage our exposure to counterparty credit risk in interest rate swaps, we have entered into agreements with highly rated institutions. As of September 30, 2007, we had no variable rate debt outstanding. However, under our $10.0 million revolving credit facility, we may have outstanding from time to time up to $10.0 million of variable rate debt. For information concerning limitations on our ability to utilize our credit facility, see the discussion under the caption “Senior Secured Credit Facility” in Item 2 above.

Item 4.	Controls and Procedures

An evaluation was performed by management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2007, our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms of the Securities and Exchange Commission.

There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting.

Part II. OTHER INFORMATION

Item 5.	Other Information

Effective November 12, 2007, Robert H. Baldwin resigned from the Partnership’s Executive Committee. Effective the same date, James J. Murren was appointed to the Partnership’s Executive Committee. Mr. Murren may be designated to serve on the Partnership’s Audit Committee.

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

CIRCUS AND ELDORADO JOINT VENTURE

Date: November 14, 2007	By:	/s/ Gary L. Carano
Gary L. Carano
Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2007	By:	/s/ Stephanie D. Lepori
Stephanie D. Lepori
Chief Accounting and Financial Officer (Principal Financial and Accounting Officer)

SILVER LEGACY CAPITAL CORP.

Date: November 14, 2007	By:	/s/ Gary L. Carano
Gary L. Carano
Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2007	By:	/s/ Stephanie D. Lepori
Stephanie D. Lepori
Treasurer (Principal Financial and Accounting Officer)