Form 10-K
period 2007-12-31
CIRCUS & ELDORADO JOINT VENTURE; SILVER LEGACY CAPITAL CORP
filed 2008-03-31
CIK 1171079, 1171078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Yes   ☐    No  ☒

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrants are large accelerated filers, accelerated filers, non-accelerated filers, or smaller reporting companies. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filers   ☐     Accelerated filers   ☐     Non-accelerated filers   ☒     Smaller reporting company  ☐

(Do not check if smaller reporting company)

Indicate by check mark whether either of the registrants is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Circus and Eldorado Joint Venture Yes ☐ No ☒	Silver Legacy Capital Corp. Yes ☒ No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates. None.

The number of shares of Silver Legacy Capital Corp.’s common stock outstanding at March 28, 2008 was 2,500. All of these shares are owned by Circus and Eldorado Joint Venture.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

ITEM 1.	BUSINESS

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

The terms “we,” “our” and “us,” as used in this annual report, refer to Circus and Eldorado Joint Venture and Silver Legacy Capital Corp. as a combined entity, except where it is clear that the terms mean only Circus and Eldorado Joint Venture or Silver Legacy Capital Corp. When we use the term “Partnership” it refers only to Circus and Eldorado Joint Venture, and when we use the term “Capital” it refers only to Silver Legacy Capital Corp. Capital was established solely for the purpose of serving as a co-issuer of $160 million principal amount 10 1/8% mortgage notes due 2012 co-issued by the Partnership and Capital and, as such, Capital does not have any operations, assets, or revenues. The term “Silver Legacy” refers to the Silver Legacy Resort Casino. References to the Circus Circus Hotel and Casino refer to the hotel-casino by that name located in Reno, Nevada. When we use the term “Reno market” we are referring to the Reno and Sparks areas as delineated by the Nevada Gaming Control Board.

Silver Legacy

We own and operate the Silver Legacy Resort Casino, a premier themed hotel-casino and entertainment complex designed based on Nevada’s rich mining heritage, located in Reno, Nevada. Silver Legacy is among the largest hotel-casinos in the Reno market. Silver Legacy offers a dynamic gaming environment and a wide variety of amenities delivered with special attention to personal service to appeal to our multiple customer segments, including preferred casino players.

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

Silver Legacy has approximately 87,300 square feet of gaming space situated on two levels. At December 31, 2007, Silver Legacy featured 1,661 slot machines and 68 table games, including blackjack, craps, roulette, Pai Gow Poker, Let It Ride®, Baccarat and Pai Gow, in addition to keno and a race and sportsbook. “Club Legacy,” Silver Legacy’s players club, offers customers exciting special events and tournaments and convenient ways of earning complimentaries.

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

•	Flavors! The Buffet, which has a seating capacity of approximately 500;

•	Fairchild’s Oyster Bar, which has a seating capacity of approximately 55, offering a comfortable drink and specialized seafood dining;

•	Café Sedona, which has a seating capacity of approximately 330, offering an extensive menu that includes American classics and Chinese cuisine 24-hours a day;

•	Fresh Express Food Court, which has a seating capacity of approximately 110, offering a range of options including a deli and grill, authentic Asian cuisine and American classics; and

•	Sips Coffee House, situated in the hotel lobby, offering gourmet coffee and teas.

Silver Legacy is downtown Reno’s leading convention destination, currently offering approximately 50,000 square feet of in-house exhibit and convention space that includes an approximately 20,000 square-foot divisible ballroom and approximately 30,000 square feet of space for additional breakout rooms, all located within the casino complex. We believe the additional hotel capacity and meeting space available at the adjoining Eldorado and Circus properties enhance our ability to attract conventions larger than those that can be serviced by the Silver Legacy alone. See “Adjoining Properties” below.

In addition to our in-house exhibit and convention space, we had since 1999 utilized an additional 40,000 square feet of space in the City Center Pavilion, which was located across North Virginia Street from Silver Legacy on a special events plaza then owned by our affiliates. The City Center Pavilion was removed in January 2007 to allow for the construction of a new city-owned ballroom facility on the plaza site. The new 50,000 square-foot facility, which opened in February 2008 and is operated and managed by Silver Legacy, together with Eldorado and Circus, complements the existing Reno Events Center and provides an elegant venue for large dinner functions and convention meeting space.

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

We attract our target customers through newspaper, radio, television, Internet and direct mail campaigns locally and in northern California, the Pacific northwest and other regional travel markets. Silver Legacy utilizes a broad special events calendar, along with our guest development program, including selective casino credit, to attract and retain our target customers. In addition, we utilize our hotel rooms, restaurants and other amenities to offer complimentaries to a broad spectrum of established casino guests. “Club Legacy,” Silver Legacy’s players club, offers customers exciting special events and tournaments and convenient ways of earning complimentaries. Enhancements to Club Legacy, which were promoted as “Comp Yourself,” were implemented in January 2005. The revised club format is more user-friendly and enables casino players in our database to redeem their complimentaries directly at our restaurants, bars and retail outlets and upon hotel check-out. The convention groups and wholesale/specialty market segments contribute to our hotel occupancy during slower mid-week periods. For the twelve months ended December 31, 2007 and 2006, our average occupancy rates were 81.9% and 82.6%, respectively, compared to 75.4% and 76.6%, respectively, for the Reno market.

The primary source of our revenues is the casino, although the hotel, restaurants, bars, shops and other services are an important adjunct to the casino. The following table sets forth the respective contributions to our net revenues on a dollar and percentage basis of our major activities at Silver Legacy for each of the three most recent fiscal years.

	2007		2006		2005
	(dollars in thousands)
Revenues:
Casino(1)	$85,615	52.9%	$87,211	54.8%	$83,191	55.7%
Hotel(2)	45,036	27.8	41,334	25.9	37,176	24.9
Food and beverage(2)	38,177	23.6	36,185	22.7	35,238	23.6
Other(2)	8,815	5.4	8,559	5.4	8,827	5.9

	177,643	109.7	173,289	108.8	164,432	110.1
Less:
Promotional allowances(2)	(15,663)	(9.7)	(14,092)	(8.8)	(15,122)	(10.1)

Net revenues	$161,980	100.0%	$159,197	100.0%	$149,310	100.0%

(1)	Casino revenues are the net difference between the sums received as winnings and the sums paid as losses, less cash incentives provided to customers.

(2)	Hotel, food and beverage and other include the retail value of services which are provided to casino customers and others on a complimentary basis. Such amounts are then deducted as promotional allowances to arrive at net revenue.

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

Center of Three-Property Destination Resort. Silver Legacy, together with the Eldorado and Circus properties, comprises the heart of the Reno market’s prime gaming area and room base, providing the most extensive variety of gaming, lodging, dining and entertainment amenities in the Reno area. As of December 31, 2007, the three-property complex offered 4,097 rooms, 20 restaurants, 4,245 slot machines, 167 table games and parking to accommodate over approximately 6,200 vehicles, representing approximately 26.8% of the Reno market’s total room base, 23.1% of the Reno market’s total slot machines, and 32.7% of the Reno market’s total table games. We believe that the centralized location and critical mass of these three properties, together with the seamless connections between the facilities, provide Silver Legacy with significant advantages over other freestanding hotel-casinos in the Reno market.

Headliner Entertainment and Premium Dining. Our customers are attracted to Silver Legacy’s entertainment and award-winning cuisine. For the year ended December 31, 2007, approximately 50 nights of headliner entertainment were scheduled in our 1,600-seat Grande Exposition Hall making Silver Legacy a leading headliner entertainment venue in the Reno market. Entertainers who appeared at Silver Legacy during 2007 included Queen Latifah, Willie Nelson, Huey Lewis & the News, Hall & Oates and Bill Maher. Silver Legacy also features Catch a Rising Star, a 220-seat, nationally recognized comedy club. Throughout 2007, we also utilized the city-owned Reno Events Center as a venue for approximately 15 nights of entertainment which we co-sponsored or produced with one or more other downtown properties. We were able to take advantage of this facility’s larger seating capacity and attract popular headliner acts including Gwen Stefani, The Who, James Taylor, Ron White and Vicente Fernandez.

Quality Personal Service. We are committed to providing our customers with a high level of personal service, which we believe is an integral part of fostering customer loyalty and generating repeat business. We continually strive to instill in each employee a dedication to superior service designed to exceed our guests’ expectations.

Experienced Management Team. Silver Legacy has an experienced management team with an average of more than 25 years each of experience in the Reno gaming market. All of our senior management have been with Silver Legacy since it opened in July 1995. We have also benefited from the expertise of our joint venture partners and the leadership they have provided through our executive committee, which has included senior executives from Eldorado Resorts LLC and MGM MIRAGE.

Adjoining Properties

Enclosed, climate controlled corridors connect Silver Legacy with the Circus Circus Hotel and Casino and the Eldorado Hotel & Casino, each of which is owned and independently operated by an affiliate of one of the Partnership’s partners.

Circus Circus Hotel and Casino. The Circus Circus Hotel and Casino features 1,572 guestrooms and a 60,000 square-foot casino, which, as of December 31, 2007, featured 1,165 slot machines and 44 table games. The property offers its guests a variety of circus acts performed daily, free of charge, under a “Big Top” above the casino. A mezzanine area has a circus midway with carnival-style games and an arcade that offers a variety of amusement and electronic games. The property features two specialty restaurants, The Steakhouse at Circus and Kokopelli’s Sushi Bar, in addition to a 464-seat buffet, pizzeria, coffee shop, deli/bakery, fast food snack bar, cocktail lounges, gift shop, specialty shops, parking facilities for approximately 3,200 vehicles, and approximately 37,000 square feet of convention space.

Eldorado Hotel & Casino. This property is a luxurious hotel-casino offering approximately 76,500 square feet of gaming space. Its three hotel towers have a total of 815 guestrooms, including 18 specialty suites, 93 “Eldorado Player’s Spa Suites” with bedside spas and 26 one or two bedroom suites. As of December 31, 2007, this property’s casino featured 1,419 slot machines and 55 table games, as well as poker, keno and a race and sports book. The property is renowned for its eight restaurants, including Bistro Roxy, La Strada and a 600-seat buffet. Additional amenities include a casino cabaret, bars and lounges, parking facilities for approximately 1,200 vehicles, and approximately 12,400 square feet of convention space.

Reno Market

Reno is the second largest metropolitan area in Nevada, with a population of 409,000 according to the most recently available census data, and is located at the base of the Sierra Nevada Mountains along Interstate 80, approximately 135 miles east of Sacramento, California and 225 miles east of San Francisco, California. Reno is a destination resort market that primarily attracts “drive-in” visitors by offering gaming as well as numerous other summer and winter recreational activities. Management believes that approximately two-thirds of visitors to the Reno market arrive by some form of ground transportation. Popular special events include the National Championship Air Races, the Reno-Tahoe Open PGA tour event and Hot August Nights, a vintage car event. In addition, the National Bowling Stadium, located one block from Silver Legacy, is one of the largest bowling complexes in North America and has been selected to host multi-month tournaments in Reno two out of every three years through 2018.

According to the Nevada Commission on Tourism and the Reno-Sparks Convention & Visitors Authority, the greater Reno area attracted an estimated 5.0 million and 4.9 million visitors during the twelve months ended June 30, 2007 and 2006, respectively. The following table sets forth certain statistical information for the Reno market for the years 2003 through 2007 as reported by the Reno-Sparks Convention & Visitors Authority, the Nevada Commission on Tourism and the Nevada State Gaming Control Board.

	2003	2004	2005	2006	2007
Gaming Revenues(000’s)(1)	$895,991	$903,567	$920,722	$940,315	$928,500
Gaming Positions(2)(3)	25,242	24,086	23,666	21,794	21,670
Hotel Rooms(2)	16,193	15,654	14,620	14,393	15,292
Average Hotel Occupancy Rate(1)	74.3%	77.8%	75.6%	76.6%	75.4%
Visitors(4)	4,681,535	4,997,295	4,765,737	4,925,358	5,040,772

(1)	For the twelve months ended December 31 for each period shown.

(2)	As of December 31 for each period shown.

(3)	Calculated from information provided by the Nevada State Gaming Control Board.

(4)	For the twelve months ended June 30 for each period shown.

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

Of the 32 casinos currently operating in the Reno market, we compete principally with the six other hotel-casinos that, like Silver Legacy, each generate at least $36 million in annual gaming revenues, including the Circus Circus Hotel and Casino and the Eldorado Hotel & Casino. An existing hotel-casino, located outside of the downtown Reno district, completed an expansion project during the fourth quarter of 2007 which increased their number of hotel rooms and casino square footage along with other amenities including additional parking and restaurants. In addition, there have been several announcements of other pending expansion and/or new projects within the Reno market. At this time, we cannot predict the extent to which new and proposed projects will be undertaken or the extent to which current hotel and/or casino space may be expanded. We expect that any additional rooms added in the Reno market will increase competition for visitor revenue. There can be no assurance that any growth in Reno’s current room base or gaming capacity will not adversely affect our financial condition or results of operations.

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

On March 7, 2000, California voters approved Proposition 1A which amended the California constitution and legalized “Nevada-style” gaming on Native American reservations. The passage of this amendment has allowed the expansion of existing Native American gaming operations, as well as the opening of new Native American gaming facilities in California. Additionally, numerous tribes have announced that they intend to open gaming facilities. According to the California Gambling Control Commission, there are currently approximately 105 federally recognized Native American tribes in California of which approximately 67 have entered into compacts with the State of California. We believe that currently there are 57 Native American casinos in operation in California. Under their original compacts, most Native American tribes in California could operate up to 2,000 slot machines, and up to two gaming facilities on any one reservation. The number of machines the tribes are allowed to operate may increase as a result of any new or amended compacts the tribes may enter into with the State of California that receive requisite approvals, such as has been the case with respect to a number of new or amended compacts which have been executed and approved since 2000.

In April 2007, the California Senate approved amendments to the compacts of five Native American tribes. In June 2007, the California Assembly approved four of these five compacts which increased the number of slot machines permitted to be operated by two of the four tribes from 2,000 to 5,000 each and increased the number that may be operated by each of the other two tribes from 2,000 to 7,500 each. California voters approved these four increases with their approval of gaming referendums on their statewide ballot in February 2008. Management believes that the increase in the number of slot machines permitted to be operated by the four tribes will not significantly impact Silver Legacy’s operations since the casinos operated by those tribes are located in southern California. However, similar modifications to the compacts of tribes that operate casinos in central or northern California, where the largest number of slot machines currently permitted to be operated by a tribe is 2,700, could have a material adverse impact on our operations, depending on the number of tribes securing modification of their compacts, the number of additional machines permitted and the locations of the properties utilizing the additional machines.

Under action taken by the National Indian Gaming Commission, gaming devices similar in appearance to slot machines, but which are deemed to be technological enhancements to bingo style gaming, are not subject to such limits and may be used by tribes without state permission.

Many existing Native American gaming facilities in northern California are modest compared to Reno market casinos. However, there are a number of more significant Native American casinos which currently compete with the Reno market. In addition to existing gaming facilities, many Native American tribes have announced that they are in the process of developing or are considering establishing large-scale hotel and gaming facilities in northern California. Other tribes are at various stages of planning new or expanded facilities in northern California, including facilities within a one-hour drive of San Francisco or Sacramento.

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

Seasonality

Silver Legacy’s hotel-casino operations are subject to seasonal variation, with the strongest operating results generally occurring in the third quarter of each year and the weakest results generally occurring during the period from November through February. Variations occur when weather conditions make travel to Reno by visitors from northern California and the Pacific Northwest difficult. The following table shows our percentage of gross revenues by quarter for each of 2005, 2006 and 2007.

	2005	2006	2007
First quarter	21.0%	21.6%	23.0%
Second quarter	24.6	26.3	27.6
Third quarter	29.5	29.1	27.2
Fourth quarter	24.9	23.0	22.2

Total	100.0%	100.0%	100.0%

Employees

As of December 31, 2007, Silver Legacy employed approximately 2,110 persons, most of whom were full-time. Currently, none of our employees are employed pursuant to a collective bargaining agreement. The number of people employed at any time is subject to seasonal fluctuation. We believe that our employee relations are excellent.

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

Groundwater in the vicinity of the Silver Legacy property is also contaminated by a chlorinated solvent known as tetrachloroethene or “PCE.” This contaminant is widespread in the Reno/Sparks area. The Central Truckee Meadows Remediation District, encompassing much of the cities of Reno and Sparks, was established pursuant to state legislation to address this contamination. The Central Truckee Meadows Remediation District is managed by Washoe County under the direction of the Nevada Division of Environmental Protection, and is currently conducting investigations and developing a remediation plan. Funding for the Central Truckee Meadows Remediation District is provided through assessments to water customers which are calculated on the basis of water use. The annual assessment to Silver Legacy is currently $229, plus an additional sum based on the amount of water used, which in our most recent annual assessment amounted to $29,777. Such amounts incurred in the prior year were $215 and $32,657, respectively. It is possible that additional assessments may be made against properties that receive special benefits from the Central Truckee Meadows Remediation District, such as clean-up of contamination affecting a specific parcel. The legislation implementing this program exempts property owners who did not cause or contribute to the contamination from civil and criminal liability for the cost of remediation and any related damages, except to the extent of unpaid assessments. We do not believe that we have contributed to this solvent contamination, however, we expect that we will be required to allow the Central Truckee Meadows Remediation District access to our property for continued investigation, including access to monitoring wells.

The possibility exists that additional contamination, as yet unknown, may exist at the Silver Legacy property. In all cases, however, we believe that any such contamination would have arisen from activities of prior owners or occupants, or from offsite sources and not as a result of any of our actions or operations. We do not believe that our expenditures for environmental investigations or remediation will have a material adverse effect on our financial condition or results of operations. Aside from the assessments discussed in the preceding paragraph, we did not incur any costs in connection with environmental matters during the years ended December 31, 2007 and 2006.

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

Regulations adopted by the Financial Crimes Enforcement Network of the Treasury Department (“FINCEN”) and the Nevada gaming regulatory authorities require the reporting of currency transactions in excess of $10,000 occurring within a gaming day, including identification of the patron by name and social security number. This reporting obligation began in May 1985 and may have resulted in the loss of gaming revenues to jurisdictions outside the United States which are exempt from the ambit of these regulations. In addition to currency transaction reporting requirements, suspicious financial activity reports are also required to be reported to FINCEN.

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

Forward-Looking Statements

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

•

The highway between Reno and northern California, where a large number of Silver Legacy’s customers reside, experiences winter weather conditions from time to time that limit the number of customers who visit Reno during such periods.

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

The hotel and casino industry is very competitive. We compete for customers primarily on the basis of location, range and pricing of amenities and overall atmosphere. Of the 32 casinos currently operating in the Reno market, we compete principally with the six other hotel-casinos that, like the Silver Legacy Resort Casino, each generate at least $36 million in annual gaining revenues, including the Circus Circus Hotel and Casino and the Eldorado Hotel & Casino.

According to statistics published by the Reno-Sparks Convention & Visitors Authority, there were approximately 15,300 hotel rooms in the Reno area at December 31, 2007. An existing hotel-casino, located outside of the downtown Reno district, completed construction of an expansion project during the fourth quarter of 2007 which increased their number of hotel rooms and casino square footage along with other amenities including additional parking and restaurants. In addition, there have been several other announcements of pending expansion and/or new projects within the Reno market. At this time, we cannot predict the extent to which new and proposed projects will be undertaken or the extent to which current hotel and/or casino space may be expanded in the future. There can be no assurance that any growth in Reno’s room base or gaming capacity will not adversely affect our financial condition or results of operations. See “Competition” in Item 1.

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

Management believes the Reno market draws over 50% of its visitors from California. California allows other non-casino style gaming, including pari-mutuel wagering, a state-sponsored lottery, card clubs, bingo and off-track betting. Certain constituencies have proposed ballot initiatives from time to time in California that would legalize casino-style gaming generally. As a result, there can be no assurance that casino-style gaming in California will not be expanded beyond the currently legal Native American gaming. Any such expansion could have a material adverse effect on our operations.

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

On March 7, 2000, California voters approved Proposition 1A which amended the California constitution and legalized “Nevada-style” gaming on Native American reservations. The passage of this amendment has allowed the expansion of existing Native American gaming operations, as well as the opening of new Native American gaming facilities in California. Additionally, a number of other tribes have announced that they intend to open gaming facilities. According to the California Gambling Control Commission, there are currently approximately 105 federally recognized Native American tribes in California of which approximately 67 have entered into compacts with the State of California. Presently, we believe there are 57 Native American casinos in operation in California. Under their original compacts, most Native American tribes in California could operate up to 2,000 slot machines, and up to two gaming facilities on any one reservation. The number of machines the tribes are allowed to operate may increase as a result of any new or amended compacts the tribes may enter into with the State of California that receive requisite approvals, such as has been the case with respect to a number of new or amended compacts which have been executed and approved since 2000.

In April 2007, the California Senate approved amendments to the compacts of five Native American tribes. In June 2007, the California Assembly approved four of these five compacts which increased the number of slot machines permitted to be operated by two of the four tribes from 2,000 to 5,000 each and increased the number that may be operated by each of the other two tribes from 2,000 to 7,500 each. California voters approved these four increases with their approval of gaming referendums on their statewide ballot in February 2008. Management believes that the increase in the number of slot machines permitted to be operated by the four tribes will not significantly impact Silver Legacy’s operations since the casinos operated by those tribes are located in southern California. However, similar modifications to the compacts of tribes that operate casinos in central or northern California, where the largest number of slot machines currently permitted to be operated by a tribe is 2,700, could have a material adverse impact on our operations, depending on the number of tribes securing modification of their compacts, the number of additional machines permitted and the locations of the properties utilizing the additional machines.

Under action taken by the National Indian Gaming Commission, gaming devices similar in appearance to slot machines, but which are deemed to be technological enhancements to bingo style gaming, are not subject to such limits and may be used by tribes without state permission.

Many existing Native American gaming facilities in northern California are modest compared to Reno market casinos. However, there are a number of more significant Native American casinos which currently compete with the Reno market. In addition to existing gaming facilities, many Native American tribes have announced that they are in the process of developing or are considering establishing large-scale hotel and gaming facilities in northern California. Other tribes are at various stages of planning new or expanded facilities in northern California, including facilities within a one-hour drive of San Francisco or Sacramento.

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

The terrorist attacks on the World Trade Center in New York City and the Pentagon outside Washington, D.C. which occurred on September 11, 2001 had a pronounced impact on our operating results during the weeks immediately following the attacks. Silver Legacy’s hotel occupancy, gaming volume and customer traffic declined significantly during the post-September 11 portion of our 2001 third quarter compared with the levels we experienced in 2001 prior to the September 11 attacks. Because our operations during the fourth quarter of 2001 were impacted by a number of factors, including an economy that was already weakening before September 11 and increased competition from Native American casinos in northern California, we cannot measure the precise impact the September 11 attacks had on our fourth quarter results of operations, although we believe the negative effect the attacks had on the economy magnified market downtrends we experienced throughout 2001 and continued to depress gaming volume and hotel occupancy during the remainder of 2001. We cannot predict the extent to which any future security alerts and/or additional terrorist attacks such as those that occurred on September 11 might impact our future operations.

Our substantial indebtedness could adversely affect our financial results and prevent us from fulfilling our obligations, including our obligations under our 10 1/8% mortgage notes.

We have a significant amount of indebtedness. The amount of our total indebtedness at December 31, 2007 was $160.0 million.

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

Our senior secured credit facility and the indenture governing our 10 1/8% mortgage notes impose operating and financial restrictions on us. The restrictions imposed under the senior secured credit facility and/or the indenture include, among other things, limitations on our ability to:

•	incur additional debt;

•	create liens or other encumbrances;

•	pay dividends or make other restricted payments;

•	prepay subordinated indebtedness;

•	make investments, loans or guarantees;

•	sell or otherwise dispose of a portion of our assets; or

•	make acquisitions or merge or consolidate with another entity.

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

The Reno area has been, and may in the future be, subject to earthquakes. Depending upon its magnitude, an earthquake could severely damage the Silver Legacy Resort Casino, which could adversely affect our business and operations. We currently maintain earthquake insurance for the Silver Legacy Resort Casino and the resulting business interruption. However, there is no assurance that our coverage will be sufficient if there is a major earthquake. In addition, upon the expiration of our current policies, which expire in July 2008, we cannot assure that adequate coverage will be available at economically justifiable rates, if at all.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Silver Legacy Resort Casino is located on two neighboring parcels of land, located at 407 North Virginia Street and 411 North Sierra Street in Reno, Nevada. We own both parcels, comprising 118,167 and 119,927 square feet, respectively. As of December 31, 2007, both parcels and the improvements located thereon were encumbered by liens securing the indebtedness incurred under our senior credit facility and the indebtedness evidenced by our 10 1/8% mortgage notes. At December 31, 2007, the aggregate principal amount of the indebtedness secured by these liens totaled $160.0 million. For information concerning the Silver Legacy Resort Casino, reference is made to the discussion under the caption “Silver Legacy” in Item 1 of this annual report, which is incorporated herein by this reference.

ITEM 3.	LEGAL PROCEEDINGS

We are from time to time involved in litigation arising in the ordinary course of our business. We do not believe that any litigation to which the Partnership or Capital is a party or of which any of our property is the subject will, individually or in the aggregate, have a material adverse effect on our financial position or the results of our operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANTS’ COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

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

The Partnership’s partnership agreement, as currently in effect, provides that, subject to any contractual restrictions to which the Partnership is subject, including the indenture relating to the Notes, and prior to the occurrence of a “Liquidating Event,” the Partnership will be required to make distributions to its partners as follows:

(i) The estimated taxable income of the Partnership allocable to each partner multiplied by the greater of the maximum marginal federal income tax rate applicable to individuals for such period or the maximum marginal federal income tax rate applicable to corporations for such period; provided, however, that if the State of Nevada enacts an income tax (including any franchise tax based on income), the applicable tax rate for any tax distributions subsequent to the effective date of such income tax shall be increased by the higher of the maximum marginal individual tax rate or corporate income tax rate imposed by such tax (after reduction for the federal tax benefit for the deduction of state taxes, using the maximum marginal federal individual or corporate rate, respectively).

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

As a general partnership, the Partnership is not subject to Federal income tax liability. Consequently, the holders of the partnership interests in the Partnership are required to include their respective shares of the Partnership’s taxable income in their own income tax returns. The Partnership has, in the past, made distributions to its partners to cover such tax liabilities in accordance with its partnership agreement. The tax distributions of the Partnership to its partners aggregated $4.5 million and $3.2 million in 2007 and 2006, respectively. The 2007 tax distributions included a distribution of $2.26 million each to ELLC and Galleon representing fiscal 2007 tax distributions. The 2006 tax distributions included a distribution of $1.6 million each to ELLC and Galleon representing fiscal year 2006 tax distributions. A tax distribution for the fourth quarter of 2007 has not been paid to date and we do not anticipate a material additional distribution based on our expected final 2007 tax return. However, a special distribution was approved by the Partnership’s executive committee and paid by the Partnership in March 2008. The aggregate amount of the distribution was $10.0 million, of which $5.0 million was paid to each partner.

During the fiscal quarter ended December 31, 2007 neither the Partnership nor Capital issued any equity securities and, during such period, neither the Partnership nor Capital, nor any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) purchased any of the equity securities of the Partnership or Capital.

Reference is made to the information in Item 12 of this annual report beginning with the caption “Equity Compensation Plans”, which is incorporated herein by this reference.

ITEM 6.	SELECTED FINANCIAL DATA

	For the years ended December 31,
	2007	2006	2005	2004	2003
	(in thousands)
Operating Results:
Net operating revenues	$161,980	$159,197	$149,310	$153,755	$151,955
Operating income	23,384	25,133	19,782	27,595	25,504
Net income(1)	8,496	9,322	3,378	10,710	9,496
Balance Sheet Data:
Cash and cash equivalents	$52,501	$47,179	$35,142	$30,239	$19,405
Total assets	327,816	323,329	314,172	309,332	302,386
Long-term debt	159,741	159,679	159,616	159,554	159,492
Partners’ equity	138,750	135,596	129,628	127,788	122,512

(1)	The Partnership is not subject to income taxes and the partners include their respective shares of partnership taxable income in their income tax returns. Therefore, a provision for income taxes is not included in our selected financial information. The partnership agreement requires the Partnership to make distributions to its partners in an amount equal to the maximum marginal federal income tax rate applicable to any partner multiplied by the income of the Partnership for the applicable period. See “Item 5” of this annual report for additional information concerning this provision of the Partnership agreement.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Significant Factors Affecting Results of Operations

Expansion of Native American Gaming

A significant portion of Silver Legacy’s revenues and operating income are generated from patrons who are residents of northern California, and, as such, our results of operations have been adversely impacted by the growth in Native American gaming in northern California. Many existing Native American gaming facilities in northern California are modest compared to Silver Legacy. However, a number of Native American tribes have established large-scale gaming facilities in California and many Native American tribes have announced that they are in the process of expanding, developing, or are considering establishing, large-scale hotel and gaming facilities in northern California. As northern California Native American gaming operations have expanded, we believe the increasing competition generated by these gaming operations has negatively impacted drive-in, day-trip visitor traffic from our main feeder markets in northern California.

Under their current compacts, most Native American tribes in California may operate up to 2,000 slot machines, and up to two gaming facilities may be operated on any reservation. However, under action taken by the National Indian Gaming Commission, gaming devices similar in appearance to slot machines, but which are deemed to be technological enhancements to bingo style gaming, are not subject to such limits and may be used by tribes without state permission. The number of slot machines the tribes are allowed to operate may increase as a result of any new or amended compacts the tribes may enter into with the State of California that receive the requisite approvals, as has been the case with respect to a number of new or amended compacts which have been executed and approved.

In April 2007, the California Senate approved amendments to the compacts of five Native American tribes. In June 2007, the California Assembly approved four of these five compacts which increased the number of slot machines permitted to be operated by two of the four tribes from 2,000 to 5,000 each and increased the number that may be operated by each of the other two tribes from 2,000 to 7,500 each. In February 2008, California voters approved these four increases with their approval of gaming referendums on their statewide ballot. Management believes that the increase in the number of slot machines permitted to be operated by the four tribes will not significantly impact Silver Legacy’s operations since the casinos operated by those tribes are located in southern California. However, similar modifications to the compacts of tribes that operate casinos in central or northern California, where the largest number of slot machines currently permitted to be operated by a tribe is 2,700, could have a material adverse impact on our operations, depending on the number of tribes securing modification of their compacts, the number of additional machines permitted and the locations of the properties utilizing the additional machines.

We believe the continued growth of Native American gaming establishments, including the addition of hotel rooms and other amenities, could continue to place additional competitive pressure on our operations. While we cannot predict the extent of any future impact, it could be significant.

Severe Weather

Silver Legacy’s operations are subject to seasonal variation, with the weakest results generally occurring during the winter months. Variations occur when weather conditions make travel to Reno by visitors from northern California, our main feeder market, difficult. From January through April 2005, our region experienced extremely poor weather, including 100-year record snowfall. In addition, our New Year’s Eve, which historically generates significant revenues, was negatively impacted by highway road closures due to flooding during the last week of December 2005. As a result, there was a significant adverse affect on our hotel occupancy and slots, table games, and restaurant volume during these months. During 2006, March was the only month in which we were impacted by extremely poor weather while January and February benefited from unseasonably mild weather. While weather conditions were not out of the ordinary in 2007, the Reno area and the nearby mountain passes have experienced an especially large amount of snowfall in the first part of 2008, which has negatively impacted business levels.

Bowling Tournaments Within the Reno Market

The National Bowling Stadium, located one block from Silver Legacy, is one of the largest bowling complexes in North America and has been selected to host multi-month tournaments in Reno two of every three years through 2018. Historically, these bowling tournaments have attracted a significant number of visitors to the Reno market and have benefited the downtown area. In 2007, the United States Bowling Congress Open Tournament (“USBC Open Tournament”) began in mid-February and continued through June. Both men and women bowlers participated in the USBC Open Tournament which attracted approximately 80,000 bowlers to the Reno market during the tournament period. In 2006, the United States Bowling Congress Women’s Bowling Tournament (“USBC Women’s Tournament”) took place from mid-March through the first week of July and brought approximately 50,000 bowlers to downtown Reno. There were no major bowling tournaments in the Reno market during 2005. The absence of a major bowling tournament in 2008 is anticipated to have a negative impact on operations in the first half of 2008. The USBC Women’s Tournament and USBC Open Tournament will return to the Reno market in 2009 and 2010, respectively.

Results of Operations

The following table highlights the results of our operations for the three years ended December 31, 2007, 2006 and 2005 (dollars in thousands):

	Year ended December 31, 2007	Percentage Change	Year ended December 31, 2006	Percentage Change	Year ended December 31, 2005
Net revenues	$161,980	1.7%	$159,197	6.6%	$149,310
Operating expenses	138,596	3.4	134,064	3.5	129,528
Operating income	23,384	(7.0)	25,133	27.0	19,782
Net income	8,496	(8.9)	9,322	176.0	3,378

Net Revenues. During 2007 compared to 2006, net revenues rose primarily due to increases in rooms, food and beverage and other revenues. However, positive gains achieved among all revenue segments during the first half of 2007 were offset by declines during the latter half of 2007 compared to the same prior year periods. The principal contributor to the revenue increases during the first half of 2007 was increased visitation generated by the previously discussed USBC Open Tournament which brought more bowlers to the Reno market than did the 2006 USBC Women’s Tournament. Conversely, business levels declined during the latter half of 2007 resulting in decreased net revenues in comparison to the same period in 2006. We believe these decreases were associated with factors impacting the national tourism market as a whole as a result of the downturn in the United States economy, including the troubled housing market, higher unemployment, credit concerns and lower consumer confidence, which appears to have had a negative impact on Reno and other mid-level markets beginning in the third quarter of 2007. Increased gasoline prices, the continued increase in competition generated by growth in Native American gaming, and a decline in city-wide convention room nights, factors that have continued into 2008, also contributed to the declines experienced during the latter half of 2007.

Net revenues increased in 2006 compared to 2005 mainly due to growth in rooms revenues combined with increased casino and food and beverage revenues. Increased convention business along with incremental visitation to the downtown Reno area generated by the USBC Women’s Tournament were the main drivers of the revenue increases during 2006. In addition, higher hold percentages in both table games and slots resulted in increased casino revenues in 2006 over 2005.

Operating Income and Net Income. During 2007 compared to 2006, operating income and net income both declined as a result of lower casino revenues combined with increases in promotional allowance costs, depreciation expense and selling, general and administrative expenditures along with higher food and beverage expenses.

Operating income increased in 2006 compared to 2005 due to increased departmental revenues, attributable in part to higher casino hold percentages, combined with operational efficiencies which produced improved margins in both the casino and rooms departments. As a result, our overall operating margin increased to 15.8% in 2006 from 13.2% in 2005. These factors also contributed to the increase in net income during 2006. Moreover, increased interest income earned on increased invested cash reserves produced a higher percentage increase in net income in 2006 over 2005.

Revenues

The following table highlights our sources of net operating revenues for the three years ended December 31, 2007, 2006 and 2005 (dollars in thousands):

	Year ended December 31, 2007	Percentage Change	Year ended December 31, 2006	Percentage Change	Year ended December 31, 2005
Casino	$85,615	(1.8)%	$87,211	4.8%	$83,191
Rooms	45,036	9.0	41,334	11.2	37,176
Food and beverage	38,177	5.5	36,185	2.7	35,238
Other	8,815	3.0	8,559	(3.0)	8,827
Promotional allowances	15,663	11.1	14,092	(6.8)	15,122

Casino Revenues. During 2007 compared to 2006, table games drop rose 3.6% resulting from growth in cash play which was partially offset by declines in credit play associated with high-end customers. Overall slot handle declined 4.8% while tracked handle from players within our customer database fell 1.7% in 2007 compared to 2006. Table games play, and to a lesser extent, slot handle benefited from increased traffic associated with the USBC Open Tournament during the first half of 2007 which generated more visitation than did the USBC Women’s Tournament during the first half of 2006. Historically, the USBC Open Tournament has attracted more table games players as compared to the USBC Women’s Tournament, which has typically had a greater positive impact on slot volume. Gains in casino volume achieved during the first half of 2007 were offset by declines during the second half of 2007 compared to the same periods in 2006. These declines were attributable to the same factors which negatively impacted overall revenues over the same periods. In addition, we believe our slot system conversion combined with a completed migration to 100% ticket-in, ticket-out machines during the fourth quarter of 2007 also contributed to the declines in slot handle in 2007 compared to 2006. Moreover, casino revenues during 2007 compared to 2006 were also impacted by a lower table games hold percentage in 2007 combined with higher table games and slot promotional cash offers which are deducted from casino revenues.

Higher hold percentages in both table games and slots resulted in increased casino revenues in 2006 compared to 2005. However, table games drop declined 3.8% in 2006 compared to 2005 while slot handle remained flat for both periods. While aggressive casino promotions and direct mail programs along with the USBC Women’s Tournament benefited the casino departments during the first seven months of 2006, these programs were reduced during the latter half of the year as a result of increased convention business which lessened the number of rooms available for casino offers. As a result, increases in casino volume experienced during the first seven months of 2006 were offset by declines in casino volume during the latter portion of the year as compared to the same prior year periods.

Room Revenues. Despite a slight decline in hotel occupancy, our room revenues increased in 2007 over 2006 as a result of higher room rates. Our ADR and occupancy were $81.04 and 81.9%, respectively, compared to $73.19 and 82.6%, respectively, in 2007 compared to 2006. Increased promotional offers and growth in occupancy associated with the USBC Open Tournament during the first half of 2007 were offset by declines during the second half of 2007 due to fewer convention groups along with the aforementioned negative economic and regional factors. However, despite the challenging environment, we were able to maintain higher room rates throughout 2007 compared to 2006.

During 2006, room revenues experienced strong growth compared to 2005 due to higher ADR and occupancy. Our ADR and occupancy percentage were $73.19 and 82.6%, respectively, in 2006 compared to $68.17 and 79.5%, respectively, in 2005. These increases in ADR and occupancy were driven by growth in our convention segment attributable to the USBC Women’s Tournament and several large convention group bookings which enabled the hotel to attain a higher ADR across all room segments throughout 2006. Additional factors negatively impacting 2005, including poor weather and our rooms renovation project, also enabled the hotel department to achieve improved results in 2006 over 2005.

Food and Beverage Revenues. During 2007 compared to 2006, food and beverage revenues increased primarily due to increased beverage revenues generated by our new lounges, Drinx, which opened in December 2006 and Aura, which opened in October 2007. Additionally, food and beverage revenues benefited from increased traffic generated by the USBC Open Tournament during the first half of 2007 along with selective price increases among our buffet, steakhouse and coffee shop outlets, all of which have undergone recent renovations.

Food and beverage revenues grew in 2006 compared to 2005 due to increased visitors to our property in connection with the USBC Women’s Tournament, higher banquet revenues associated with incremental convention business, and an increase in our average restaurant check. Additionally, cash beverage sales continued to rise as a result of the popularity of our Rum Bullion’s Island Bar.

Other Revenues. Other revenues are comprised of revenues generated by our retail outlets, entertainment, events pavilion and other miscellaneous items. Other revenues increased in 2007 over 2006 primarily due to higher entertainment revenues attributable to additional concert dates along with a slight increase in retail revenues. These increases were partially offset by a decline in revenues associated with the absence of our events pavilion which was located across North Virginia Street from Silver Legacy on a special events plaza previously owned by our affiliates. The events pavilion was removed in January of 2007 to allow for the construction of a new city-owned ballroom facility on the plaza site which opened in February 2008. The new facility is operated and managed by Silver Legacy together with the adjoining Eldorado and Circus Circus properties. Several large banquet functions held in the events pavilion produced revenues throughout the first six months of 2006.

Retail revenues grew in 2006 compared to 2005 resulting from the addition of two new retail outlets, Bijoux Terner, an international accessory store which opened in February 2006, and Tradewinds, a casual menswear store which opened in August 2006. However, the increase in retail revenues was offset by a decrease in entertainment revenues resulting from 12 fewer concerts produced by Silver Legacy, in partnership with other downtown area casinos, at the downtown Reno Events Center during 2006 compared to 2005. In addition, our arcade permanently closed in December 2005 and was replaced by the aforementioned new retail outlets in addition to Harley Davidson, which is a retail outlet operated under a lease to a third party.

Promotional Allowances. Promotional allowances, expressed as a percentage of gross revenues, increased to 8.8% in 2007 compared to 8.1% in 2006. This increase was mainly due to increases in complimentary rooms, food, retail and concert ticket promotional offers to our casino customers during 2007 compared to 2006.

Promotional allowances, expressed as a percentage of gross revenues, declined to 8.1% in 2006 compared to 9.2% in 2005 primarily due to lower rooms and food complimentaries resulting from a decline in direct mail promotional offers, and to a lesser extent, fewer complimentary concert tickets associated with a reduction in the number of concert dates during 2006 compared to 2005.

Operating Expenses

The following table highlights our operating expenses for the three years ended December 31, 2007, 2006 and 2005 (dollars in thousands):

	Year ended December 31, 2007	Percentage Change	Year ended December 31, 2006	Percentage Change	Year ended December 31, 2005
Casino	$43,568	0.0%	$43,573	(0.3)%	$43,695
Rooms	13,182	4.6	12,604	6.7	11,810
Food and beverage	27,346	6.4	25,684	5.9	24,255
Other	6,235	(5.4)	6,593	(6.9)	7,077
Selling, general and administrative	34,381	4.5	32,901	6.4	30,933
Depreciation	13,782	8.9	12,656	7.7	11,754
Loss on disposition of assets	102	92.5	53	1225.0	4

Casino Expenses. Declines in special events expenditures, marketing collateral and the expense related to the expiration of unredeemed complimentaries were offset by a large increase in the cost of rooms, food, beverage and retail complimentaries allocated to the casino department during 2007 compared to 2006.

Despite growth in casino revenues, casino expenses remained flat in 2006 compared to 2005. Savings in slots departmental payroll, both as a percentage of casino revenues and absolute dollars, and other variable casino expenses such as bad debt and supplies, were offset by an increase in the expense recorded for unredeemed complimentaries associated with our players’ club program.

Room Expenses. While hotel occupancy declined slightly, room expenses increased in 2007 over 2006 due to higher travel agent commissions attributable to the USBC Open Tournament combined with a marginal increase in payroll and supplies costs per occupied room associated with efforts to improve service standards and upgraded amenities for our guests. However, despite these additional expenses, the rooms department was able to attain a higher profit margin in 2007 compared to 2006 as a result of a higher ADR in the current year.

During 2006, room expenses increased over 2005 as a result of higher occupancy levels in 2006. The increase in our ADR in 2006, combined with additional expenses charged during 2005 associated with our room renovation project, resulted in an increased hotel profit margin in 2006.

Food and Beverage Expenses. During 2007 compared to 2006, food and beverage expenses increased primarily due to higher food cost of sales and labor in an effort to improve the quality and service throughout our newly renovated restaurant venues. Moreover, beverage expenses increased during the current year as a result of higher beverage revenues mainly attributable to our two new lounges, Drinx and Aura.

Food and beverage expenses increased in association with the increase in food and beverage revenues in 2006 compared to 2005. However, efforts to improve guest service provided by our restaurants and bars through increased staffing coverage resulted in increases in food and beverage labor, as a percentage of revenues, which produced a slightly lower profit margin in 2006 compared to 2005.

Other Operating Expenses. Other operating expenses are comprised of expenses associated with the operation of our retail outlets and events pavilion along with the entertainment department’s production costs and professional entertainer fees. During 2007 compared to 2006, other operating expenses declined primarily due to the previously discussed elimination of expenses associated with the events pavilion along with a decrease in retail expenses. These decreases were partially offset by a marginal increase in entertainment expenses driven by a more aggressive concert schedule in 2007 compared to 2006.

Other operating expenses declined in 2006 compared to 2005 mainly due to a decrease in entertainment expenses, principally professional entertainer fees, as a result of the decline in the number of concert dates in 2006 compared to 2005.

Selling, General and Administrative Expenses. Higher sales and marketing costs were the primary contributors to the increase in selling, general and administrative expenses in 2007 compared to 2006. Additional administrative expenses also drove the increase in expenses as a result of higher credit card discounts attributable to increased room revenues, professional fees associated with Sarbanes-Oxley compliance, and computer maintenance contracts, specifically related to our new slot system.

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

Depreciation Expense. Depreciation expense increased during 2007 and 2006 compared to the prior years primarily due to additional depreciation associated with new capital purchases.

Other (Income) Expense

Other (income) expense is comprised of interest expense, interest income and other, which was related to the change in market value of the funded portion of our supplemental executive retirement plan. Interest expense remained flat during 2007, 2006 and 2005 while interest income continued to increase due to the steady growth in our invested cash reserves.

Liquidity and Capital Resources

During 2007, we generated cash flows from operating activities of $21.7 million compared to $25.9 million in the prior year. The decrease in cash provided by operations was primarily due to the $0.8 million decline in net income combined with various changes in balance sheet accounts, including an increase in accounts payable associated with the purchase of property and equipment. The changes in these balance sheet accounts represented changes which occurred in the normal course of business. As of December 31, 2007, cash and cash equivalents were $52.5 million, sufficient for normal operating requirements.

Cash used in investing activities for 2007 was $11.8 million compared to $10.7 million for 2006, and related primarily to capital expenditures associated with a new lounge located on the casino floor, various renovation projects and equipment purchases. In addition, our capital expenditures for 2007 included $2.5 million for equipment purchases for a city-owned ballroom facility located across from Silver Legacy on a special events plaza which was previously owned by our affiliates and donated to the City of Reno in January 2007. In future years, we expect to make capital expenditures to the extent necessary to continue to maintain an attractive property and a competitive position in our marketplace. Our executive committee has approved $9.2 million in capital expenditures for 2008 in addition to the remaining $0.7 million of the previously approved $3.2 million for the ballroom facility which opened in February 2008.

Cash used in financing activities were $4.5 million and $3.2 million 2007 and 2006, respectively, representing tax distributions to our partners.

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

The Partnership’s partnership agreement, as currently in effect, provides that, subject to any contractual restrictions to which the Partnership is subject, including the indenture relating to the Notes, and prior to the occurrence of a “Liquidating Event,” the Partnership will be required to make distributions to its partners as follows:

(i) The estimated taxable income of the Partnership allocable to each partner multiplied by the greater of the maximum marginal federal income tax rate applicable to individuals for such period or the maximum marginal federal income tax rate applicable to corporations for such period; provided, however, that if the State of Nevada enacts an income tax (including any franchise tax based on income), the applicable tax rate for any tax distributions subsequent to the effective date of such income tax shall be increased by the higher of the maximum marginal individual tax rate or corporate income tax rate imposed by such tax (after reduction for the federal tax benefit for the deduction of state taxes, using the maximum marginal federal individual or corporate rate, respectively).

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments to make future payments under certain contracts, including long-term debt obligations and operating leases, as of December 31, 2007 (in thousands):

Description	2008	2009	2010	2011	2012	Thereafter
Long-term debt	$—	$—	$—	$—	$159,741	$—
Interest payments on long-term debt	16,200	16,200	16,200	16,200	16,200	—
Operating leases	173	155	103	4	—	—
SERP benefit payments	99	107	107	287	447	3,173

Total	$16,472	$16,462	$16,410	$16,491	$176,388	$3,173

The repayment of our long-term debt, which consists of our indebtedness under the Credit Facility and the indebtedness evidenced by the Notes, is subject to acceleration upon the occurrence of an event of default under the Credit Facility or the indenture relating to the Notes.

Tax distributions of the Partnership to our partners totaled $4.5 million, $3.2 million and $1.5 million in 2007, 2006 and 2005, respectively. A tax distribution for the fourth quarter of 2007 has not been paid to date and we do not anticipate a material additional distribution in 2008 based on our expected final 2007 tax return. However, a special distribution was approved by the Partnership’s executive committee and paid by the Partnership in March 2008. The aggregate amount of the distribution was $10.0 million, of which $5.0 million was paid to each partner.

We made cash interest payments of $16.3 million during the years ended December 31, 2007, 2006 and 2005, respectively. We anticipate that cash payments for interest in 2008 will be consistent with 2007 due to similar average outstanding borrowings.

The Notes

On March 5, 2002, the Partnership and Capital co-issued $160.0 million principal amount of senior secured mortgage notes due 2012 (“Notes”). The Notes are senior secured obligations which rank equally with all of the Partnership’s other outstanding senior debt and senior to any subordinated debt. The Notes are secured by a security interest in the Issuers’ existing and future assets, other than certain licenses which may not be pledged under applicable law, which is junior to a security interest in such assets securing the Partnership’s obligations under its credit facility and any refinancings of such facility that are permitted pursuant to the terms of the Notes. Each of the Partnership’s partners executed a pledge of all of its partnership interests in the Partnership to secure the Notes, which is junior to a pledge of such partnership interests to secure the Partnership’s obligations on the credit facility and any refinancings of such facility that are permitted pursuant to the terms of the indenture relating to the Notes. The Notes mature on March 1, 2012 and bear interest at the rate of 10 1/8% per annum, payable semi-annually in arrears on March 1 and September 1 of each year, commencing on September 1, 2002. At December 31, 2007, we were in compliance with all of the covenants in the indenture related to the Notes.

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

On March 28, 2007, an additional amendment was executed to extend the Credit Facility’s original maturity date of March 31, 2007 for an additional year to March 31, 2008. This amendment also reduced the minimum ratio of EBITDA to fixed charges to 1.10 to 1.00 and raised the capital expenditure limit to an aggregate of $15.0 million in any twelve-month period. Furthermore, this amendment revised in its entirety Section 7.16 of the Credit Facility to allow for prepayments of the Notes provided certain conditions precedent are satisfied. There was no debt outstanding under the Credit Facility at December 31, 2007. As of such date, the Partnership was in compliance with all of the covenants in the Credit Facility and had the ability to borrow on a revolving basis all of the $10.0 million available under the Credit Facility.

On March 28, 2008, the Partnership executed an additional amendment to extend the Credit Facility’s maturity for an additional year to March 30, 2009 and reduce the revolving facility to $1,000,000.

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

Players’ Club Point Liability

Our players’ club, which was revised in January 2005, allows customers to earn “points” based on the volume of their gaming activity. Under the terms of our program, these points are redeemable for certain complimentary services, at their discretion, including rooms, food, beverage, retail and entertainment tickets. We accrue the expense for unredeemed complimentaries, after consideration of estimated breakage, as they are earned. The value of the cost to provide the complimentaries is expensed as earned and is included in casino expense on our consolidated income statement. To arrive at the estimated cost associated with our players’ club, estimates and assumptions are made regarding incremental marginal costs of the benefits, breakage rates and the mix of goods and services for which the points will be redeemed. We use historical data to assist in the determination of estimated accruals. At December 31, 2007 and 2006, $0.9 million and $0.8 million, respectively, was accrued for the cost of the anticipated redemptions.

Property and Equipment and Other Long-Lived Assets

Property and equipment is recorded at cost and is depreciated over its estimated useful life. Judgments are made in determining estimated useful lives and salvage values of these assets. The accuracy of these estimates affects the amount of depreciation expense recognized in our financial results and whether we have a gain or loss on the disposal of assets. We review depreciation estimates and methods as new events occur, more experience is acquired, and additional information is obtained that would possibly change our current estimates. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In accordance with SFAS No. 144, an estimate of undiscounted future cash flows produced by the asset is compared to the carrying value to determine whether an impairment exists. If it is determined that the asset is impaired based on expected future cash flows, a loss, measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset, would be recognized. As of December 31, 2007, no events or changes in circumstances indicated that the carrying values of our long-lived assets may not be recoverable.

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

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of Statements No. 87, 88, 106, and 132(R) (“SFAS 158”). SFAS 158 required the full recognition, as an asset or liability, of the overfunded or underfunded status of a company-sponsored postretirement benefit plan. Adoption of SFAS 158 was effective for the Partnership’s fiscal year ending December 31, 2007 and did not have an impact on the Partnership’s Consolidated Statements of Income. See Note 9 in the Notes to Consolidated Financial Statements for additional information disclosed relating to the incremental impact of the adoption of SFAS 158 on the individual items in the Partnership’s Consolidated Balance Sheets as of December 31, 2007.

In December 2007, the FASB also issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – An Amendment of Accounting Research Bulletin No. 51,” the provisions of which are effective for periods beginning after December 15, 2008. This statement requires an entity to classify noncontrolling interests in subsidiaries as a separate component of equity. Additionally, transactions between an entity and noncontrolling interests are required to be treated as equity transactions. We are currently evaluating the impact, if any, the adoption of this statement will have on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities–including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits the measure of certain financial instruments and certain other items at fair value and establishes presentation and disclosure requirements to help financial statement users to understand these measurements and their impact on earnings. This statement is effective for the Partnership beginning January 1, 2008. We are currently evaluating the impact, if any, the adoption of this statement will have on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, the FASB deferred the adoption of SFAS 157 for one year as it applies to certain items, including assets and liabilities initially measured at fair value in a business combination, reporting units and certain assets and liabilities measured at fair value in connection with goodwill impairment tests in accordance with SFAS 142 and long-lived assets measured at fair value for impairment assessments under SFAS 144, “Accounting for the Impairment and Disposal of Long-Lived Assets.” This statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the impact, if any, the adoption of this statement will have on our consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are potentially exposed to market risk in the form of fluctuations in interest rates and their potential impact upon our variable rate debt outstanding. We evaluate our exposure to this market risk by monitoring interest rates in the marketplace and we have, on occasion, utilized derivative financial instruments to help manage this risk although we did not utilize any financial instruments in 2007. As of December 31, 2007, we had no variable rate debt outstanding.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the report of Deloitte & Touche LLP dated March 28, 2008 and the consolidated financial statements of Circus and Eldorado Joint Venture and Silver Legacy Capital Corp. appearing on pages 52 through 67 of this annual report, which are incorporated in this Item 8 by this reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9AT.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

An evaluation was performed by management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2007, our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in applicable rules and forms of the Securities and Exchange Commission.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. The Partnership’s internal control system was designed to provide reasonable assurance that information contained in the Partnership’s consolidated financial statements is reliable, does not contain any untrue statement of a material fact or omit or state a material fact, and fairly presents in all material respects the financial condition, results of operations and cash flows as of and for the periods presented in this annual report.

All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal controls provide only reasonable assurances with respect to financial statement preparation. In addition, the effectiveness of internal controls may vary over time due to changes in conditions.

Our management evaluated the internal control over financial reporting using the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation as of December 31, 2007, management believes that the Partnership’s internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of the Partnership’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to the attestation by the Partnership’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Partnership to provide only management’s report in this annual report.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

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

The current members of the executive committee are James J. Murren, Frank R. Baldwin, and Gary N. Jacobs, each of whom was appointed by Galleon, and Robert M. Jones and Gene R. Carano, each of whom was appointed by ELLC.

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

Name	Age	Positions
Gary L. Carano	55	General Manager of Silver Legacy, Chief Executive Officer of the Partnership, and President and Chief Executive Officer of Capital

Glenn T. Carano	52	Executive Director of Marketing of Silver Legacy and Secretary of the Partnership and Capital

Bruce C. Sexton	54	Assistant General Manager of Silver Legacy and Vice President of Capital

Stephanie D. Lepori	37	Chief Financial Officer of Silver Legacy, Controller and Chief Accounting and Financial Officer of the Partnership, and Treasurer and Chief Accounting and Financial Officer of Capital

Frank R. Baldwin	70	Member of the Partnership’s Executive Committee and Director of Capital

Gene R. Carano	52	Member of the Partnership’s Executive Committee and Director of Capital

Name	Age	Positions
Gary N. Jacobs	62	Member of the Partnership’s Executive Committee and Audit Committee, Director of Capital, and Secretary of Galleon

Robert M. Jones	65	Member of the Partnership’s Executive Committee and Audit Committee and Director of Capital

J. Terrence Lanni	65	President of Galleon

James J. Murren	46	Member of the Partnership’s Executive Committee and Treasurer of Galleon

Bryan L. Wright	44	Assistant Secretary of Galleon

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

Glenn T. Carano. Mr. Carano has been the Director of Marketing of Silver Legacy since January 1995, Secretary of the Partnership since August 2001 and Secretary of Capital since November 2001. Prior to 1995, he served as Director of Marketing at the Eldorado Hotel & Casino for eight years. Mr. Carano has served as chairman of the board of directors of the Airport Authority of Washoe County and was a member of the board of the Reno-Sparks Convention & Visitors Authority. He is also presently a member of the board of managers of the Eldorado Hotel & Casino and Secretary of Recreational Enterprises, Inc. From 1977 to 1983, Mr. Carano was a quarterback for the Dallas Cowboys football team.

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

Stephanie D. Lepori. Ms. Lepori has been the Chief Financial Officer of Silver Legacy, Controller and Chief Accounting and Financial Officer of the Partnership, and Treasurer and Chief Accounting and Financial Officer of Capital since June 2006. Ms. Lepori was the Director of Finance or Controller of Silver Legacy from March 1995 until June 2006. From 1992 until she joined Silver Legacy, Ms. Lepori was employed by Arthur Andersen LLP, serving that firm in various positions. Ms. Lepori is a Certified Public Accountant.

Frank R. Baldwin. Mr. Baldwin has been a member of the executive committee of the Partnership and a director of Capital since March 2003. He is currently the Vice President and General Manager of the Circus Circus Hotel and Casino in Reno. From November 1997 until joining the Circus Circus Hotel and Casino in 2003, he was employed by the Luxor Hotel and Casino in Las Vegas, Nevada, most recently as the Director of Casino Operations. Prior to assuming that position in November 1999, Mr. Baldwin was Casino Shift Manager for a period of approximately two years.

Gene R. Carano. Mr. Carano has been a member of the executive committee of the Partnership since December 2000 and a director of Capital since November 2001. Since June 2007, he has been the General Manager of Eldorado Resorts LLC, a position he previously held between 1998 and 2002. In addition, he has been the Vice President and a member of the board of managers of the Eldorado Hotel & Casino since 1996, the Vice President of Eldorado Resorts LLC or its predecessor since 1993, the Secretary of Eldorado Resorts LLC since June 1996, and Vice President of Recreational Enterprises, Inc. since 1983. Prior to 1993, Mr. Carano served as a Co-General Manager of the Eldorado Hotel & Casino and served as its Director of Gaming. Prior to joining Eldorado Resorts LLC, Mr. Carano held various positions at another major casino in northern Nevada, including slot floor supervisor and pit boss.

Gary N. Jacobs. Mr. Jacobs has been a member of the executive committee of the Partnership, director of Capital and Secretary of Galleon since April 2005. He is a member of the Partnership’s audit committee. Mr. Jacobs has served as Executive Vice President and General Counsel of MGM MIRAGE since June 2000 and as Secretary since January 2002. Prior thereto, he was a partner with the law firm of Christensen, Glaser, Fink, Jacobs, Weil & Shapiro, LLP, and is currently of counsel to that firm.

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

J. Terrence Lanni. Mr. Lanni has been President of Galleon since April 2005. Mr. Lanni has served as Chairman of MGM MIRAGE since July 1995. He served as Chief Executive Officer of MGM MIRAGE from June 1995 to December 1999, and since March 2001.

James J. Murren. Mr. Murren has been a member of the executive committee of the Partnership since November 2007 and Treasurer of Galleon since April 2005. Mr. Murren has served as President of MGM MIRAGE since December 1999 and Chief Operating Officer since August 2007. He was Chief Financial Officer from January 1998 to August 2007 and Treasurer from November 2001 to August 2007.

Bryan L. Wright. Mr. Wright has been Assistant Secretary of Galleon since April 2005. Mr. Wright has served as Senior Vice President and Assistant General Counsel of MGM MIRAGE since March 2005. He served as Vice President and Assistant General Counsel of MGM MIRAGE from July 2001 to March 2005. He has served as Assistant Secretary of MGM MIRAGE since January 2002. Prior to joining MGM MIRAGE, Mr. Wright served as Vice President and Assistant General Counsel of Boyd Gaming Corporation and in other legal capacities for Boyd Gaming Corporation from September 1993 to July 2001.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview of Compensation Program

Under the terms of the Partnership’s partnership agreement, the executive committee of the Partnership determines the compensation of the general manager, who is the Partnership’s chief executive officer (“CEO”), and the controller, who is the Partnership’s chief financial officer and accounting officer (“CFO”). The Partnership does not have a separate compensation committee. With the exception of the compensation of the CEO and CFO, which requires the executive committee’s approval, the CEO has responsibility for fixing the compensation of the other named executive officers. The Partnership’s executive committee approves any new elements or significant changes to the existing compensation program, such as the implementation of any new compensation components. In 2007, the Partnership did not grant any plan-based awards. The Partnership does not have publicly traded equity. Accordingly, it does not award any equity-based compensation or utilize any equity-based guidelines in determining the compensation of its named executive officers. There are currently no employment contracts with any of the named executive officers.

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

Executive Compensation Components

During the year ended December 31, 2007, the components of compensation for the Partnership’s named executive officers were:

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

The salaries paid in 2007 and 2006 to the other two named executive officers, Bruce Sexton, the Partnership’s Assistant General Manager, and Stephanie Lepori, the Partnership’s CFO, were determined by the CEO, and approved by the Executive Committee in the case of Stephanie Lepori, on a subjective basis taking into account the salaries for comparable positions at the adjoining properties of our affiliates, Eldorado Hotel & Casino and Circus Circus Hotel-Casino, and other available compensation comparables within our market. In determining their salaries, consideration of his or her responsibility and experience were also taken into account. During 2006, both Bruce Sexton and Stephanie Lepori were promoted to their current positions and received salary increases upon promotion which took into account their increased responsibilities.

All of the salaries and bonuses of the named executive officers were paid in cash. With the exception of the salaries of Gary Carano and Glenn Carano which have not changed since 1995, salary levels are typically considered annually as part of the Partnership’s performance review process as well as upon a promotion or other change in job responsibility. Any merit based increase in salary is based on a subjective evaluation that, in addition to the factors discussed earlier, takes into account the individual’s performance.

Bonuses

The Partnership paid bonuses in 2006 for the first time since 2002 based on the recommendation of the CEO resulting from the Partnership’s improved financial performance in 2006. Based on the same parameters, similar bonus amounts were paid in 2007. The aggregate bonus amount paid to all of the Partnership’s salaried and supervisory employees, including the named executive officers, was based on the Partnership’s 2007 and 2006 financial results and was approved by its executive committee. The allocation of the aggregate bonus amount was determined by the CEO and was generally allocated among the employees receiving bonuses based on their respective positions within the organization, with selective adjustments for factors such as length of service, individual performance and merit. The highest individual bonus amount paid was $2,970, which was paid to 13 and 11 employees in 2007 and 2006, respectively, including two named executive officers, Bruce Sexton and Stephanie Lepori. Based on the amounts they are paid in base salaries, Gary Carano and Glenn Carano each elected not to take bonus payments in 2007 and 2006.

Retirement Benefits

The Partnership offers retirement benefits designed to retain employees and motivate long-term performance. All employees, including our named executive officers, are eligible to participate in the Partnership’s employee savings plan. In addition, certain named executive officers are entitled to participate in the Partnership’s SERP.

SERP

The Partnership established its SERP in 2002 as an important retention tool. The design of the Partnership’s SERP is intended to compensate participants upon retirement at a level equivalent to a percentage of their highest annual compensation received during the last five full calendar years preceding retirement. The percentages were set based on competitive data at the time the plan was implemented, and are evaluated by the Partnership’s retirement consultant and actuary on an annual basis. The Partnership balances the effectiveness of this plan as a compensation and retention tool with the cost to the Partnership of providing the plan. Based on budget and cost constraints, no newly hired or promoted key employees have been admitted to the SERP since its inception date in 2002. The SERP is an unfunded, unsecured obligation of the Partnership and is not qualified for tax purposes. The benefit formula under this plan is described under the caption “Pension Benefits”, below. Management believes the SERP is a strong retention tool because the benefits generally increase with the named executive officers’ continued employment and compensation. Also, plan benefits would be forfeited should a covered named executive officer enter into employment with a competitor of the Partnership after retirement or termination for cause.

Employee Savings Plan

The Partnership offers a defined contribution 401(k) plan which covers all employees who meet certain age and length of service requirements and allows an employer contribution of up to 25 percent of the first six percent of each participating employee’s compensation. The plan is qualified under Section 401(k) of the Internal Revenue Code. The Partnership maintains the plan to attract and retain qualified employees, including the named executive officers, and to encourage employees to save some percentage of their cash compensation for their eventual retirement.

Perquisites and Other Personal Benefits

The Partnership provides limited perquisites intended to serve specific business needs such as the entertainment of significant customers or other individuals doing business with the Partnership; however, it is understood that some may be used for personal reasons as well. In 2007 and 2006, the perquisites provided to the Partnership’s named executive officers consisted of dues for country club memberships, executive medical physicals, complimentary personal meals, and complimentary personal tickets for various events.

COMPENSATION COMMITTEE REPORT

The executive committee of the Partnership, which functions in a manner similar to the board of directors of a corporation and does not have a separate compensation committee, has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management. Based on the review and discussions referred to in the preceding sentence, the Partnership’s executive committee has recommended that the Compensation Discussion and Analysis be included in this annual report on Form 10-K for the year ended December 31, 2007.

THE EXECUTIVE COMMITTEE

Frank R. Baldwin Gene R. Carano Gary N. Jacobs Robert M. Jones James J. Murren

Summary Compensation Table

The following table summarizes the total compensation for the years ended December 31, 2007 and 2006 paid to or earned by each of the Partnership’s principal executive officer, principal financial officer and its two other executive officers whose total compensation exceeded $100,000. We refer to these individuals as our “named executive officers.” During the years ended December 31, 2007 and 2006, none of the directors or officers of Capital received any remuneration for their services in those capacities.

(a)	(b)	(c)	(d)		(e)	(f)	(g)	(h)	(i)		(j)
Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonquali- fied Deferred Compensation Earnings (1) ($)	All Other Compensation (2) ($)		Total ($)
Gary L. Carano	2007	400,000	—		—	—	—	70,941	15,465	(3)	486,406
General Manager of Silver Legacy and Chief Executive Officer of the Partnership	2006	400,000	—		—	—	—	203,540	3,123		606,663
Glenn T. Carano	2007	400,000	—		—	—	—	4,421	31,978	(4)	436,399
Executive Director of Marketing of Silver Legacy and Secretary of the Partnership	2006	400,000	—		—	—	—	59,858	30,483		490,341
Bruce C. Sexton (5)	2007	225,000	2,970	(6)	—	—	—	2,462	2,373	(7)	232,805
Assistant General Manager of Silver Legacy	2006	214,583	2,970		—	—	—	45,866	2,081		265,500
Stephanie D. Lepori (8)	2007	152,917	2,970	(6)	—	—	—	—	1,270	(9)	157,157
Chief Financial Officer of Silver Legacy and Controller and Chief Accounting and Financial Officer of the Partnership	2006	127,083	2,970		—	—	—	—	1,023		131,076

(1)	This column sets forth the change in pension value in 2007 and 2006 for each of the named executive officers participating in the SERP. The value for each year was calculated as the difference between the present value of the named executive officer’s accrued benefit as of the end of the year, less the value calculated as of the end of the prior year. The present values were calculated using the same discount rate and mortality table that were used in our financial disclosures on those dates. Stephanie Lepori is not covered by the SERP.

(2)	The Partnership provides limited perquisites and personal benefits intended to serve specific business needs such as the entertainment of significant customers or other individuals doing business with the Partnership; however, it is understood that some may be used for personal reasons as well. In 2007, the perquisites and personal benefits provided to the Partnership’s named executive officers consisted of dues for country club memberships, executive medical physicals, complimentary personal meals, and complimentary personal tickets for various events. The incremental cost to the Partnership on the perquisites and personal benefits received by Gary Carano and Glenn Carano during each year is included in the table. The value of the perquisites and personal benefits received by each of the two other named executive officers in each year, and in the case of Gary Carano for 2006, is not included in the table because the perquisites and personal benefits received by each of these individuals involved an aggregate incremental cost to the Partnership of less than $10,000. The incremental cost to the Partnership is calculated based on the amount the Partnership would not have otherwise incurred if the perquisites and personal benefits had not been received by the named executive officers.

(3)	Includes $123 in premiums paid by the Partnership for life and accidental death insurance for the benefit of Gary Carano, $3,000 in matching contributions paid by the Partnership under the Partnership’s 401(k) savings plan for his account, and $12,342 of perquisites and personal benefits received in 2007.

(4)	Includes $123 in premiums paid by the Partnership for life and accidental death insurance for the benefit of Glenn Carano, $3,875 in matching contributions paid by the Partnership under the Partnership’s 401(k) savings plan for his account, and $27,980 of perquisites and personal benefits received in 2007. These perquisites and personal benefits include golf membership dues for which the Partnership incurred a cost of $26,500 in 2007, representing the full amount of dues paid by the Partnership on account of Glenn Carano’s golf membership.

(5)	Bruce Sexton held the position of Chief Financial Officer of Silver Legacy and Controller and Chief Accounting and Financial Officer of the Partnership until his promotion to Assistant General Manager of Silver Legacy effective June 13, 2006.

(6)	The highest individual bonus amount paid to all of the Partnership’s salaried and supervisory employees including named executive officers, Bruce Sexton and Stephanie Lepori, was $2,970.

(7)	Includes $123 in premiums paid by the Partnership for life and accidental death insurance for the benefit of Bruce Sexton and $2,250 in matching contributions paid by the Partnership under the Partnership’s 401(k) savings plan for his account in 2007.

(8)	Stephanie Lepori was promoted to the position of Chief Financial Officer of Silver Legacy and Controller and Chief Accounting and Financial Officer of the Partnership effective June 13, 2006. Prior to such date, she was compensated for her position as Director of Finance for Silver Legacy.

(9)	Includes $123 in premiums paid by the Partnership for life and accidental death insurance for the benefit of Stephanie Lepori and $1,147 in matching contributions paid by the Partnership under the Partnership’s 401(k) savings plan for her account in 2007.

Pension Benefits

The Partnership offers the SERP to seven of its current employees, including three of its named executive officers, to provide each participating employee a targeted income on retirement relative to the employee’s highest annual compensation amount within the last five full calendar years preceding retirement. The plan is unfunded and is not qualified for tax purposes. The participants’ benefits under the SERP are subject to the claims of general creditors should the Partnership become insolvent.

Depending on a participating named executive officer’s tier and years of service, the following percentages are applied to his highest annual compensation amount within the last five full calendar years preceding retirement to determine the annual benefit payable upon retirement at or after age 60:

Years of Service (1)	Tier I (2)	Tier II (3)	Tier III
	Applicable Percentage
Less than four (4)	0%	0%	0%
Four (4), but less than (6)	20	15	5
Six (6), but less than eight (8)	25	20	10
Eight (8), but less than ten (10)	30	25	15
Ten (10), but less than twelve (12)	40	30	20
Twelve (12), but less than fourteen (14)	50	35	25
Fourteen (14) or more	60	40	30

(1)	Each participating named executive officer had 13 years of service at December 31, 2007.

(2)	Gary Carano is a Tier I participant.

(3)	Glenn Carano and Bruce Sexton are Tier II participants.

        Normal retirement under the plan is at age 65. Because each participating named executive officer has completed four years of service, early retirement benefits may commence for each upon attainment of age 55 at a reduced annual benefit. The annual benefit payable upon retirement before age 60 is reduced by 5% for each full or partial year the early retirement date precedes age 60. Benefits are not reduced for retirement at/or after age 60.

The following table sets forth information with respect to the SERP as of December 31, 2007:

Pension Benefits

As of December 31, 2007

Name (a)	Plan Name (b)	Number of Years of Credited Service (c)	Present Value of Accumulated Benefit (1) (d)	Payments During Last Fiscal Year (e)
Gary L. Carano	Silver Legacy Supplemental Executive Retirement Plan	13	$1,102,428	—
Glenn T. Carano	Silver Legacy Supplemental Executive Retirement Plan	13	$617,344	—
Bruce C. Sexton	Silver Legacy Supplemental Executive Retirement Plan	13	$412,800	—
Stephanie D. Lepori (2)	—	—	—	—

(1)	The accumulated benefit is based on service and earnings considered by the plan (base salary and bonus, as described above) for the period through December 31, 2007. The present value is calculated assuming the benefit commences at normal retirement age 65 and that the benefit is payable for life. It is also based on the assumptions included in the accompanying footnotes to the financial statements. As described in those footnotes, the assumed interest rate is 5.85%. If the assumed retirement age were changed to age 60, the present value for each of the named executive officers would instead be $1,698,359, $951,219, and $635,945 for Gary Carano, Glenn Carano and Bruce Sexton, respectively. The post-retirement mortality assumption is based on 110% of the RP2000-Mortality Table. All of the participating named executive officers were vested in the SERP as of December 31, 2007.

(2)	Stephanie Lepori is not covered by the SERP.

Under the SERP, plan benefits vary depending on the event which causes the employment termination. The following is a brief description of the benefits payable upon different termination events:

•

In the event a named executive officer enters into competitive employment after termination or retirement, the named executive officer’s subsequent pension payments will be forfeited. The forfeiture provision would be waived if the named executive officer’s termination occurs after a change in control.

•	In the event of termination for cause, the named executive officer will forfeit all rights to benefits under the plan.

•

In the event of death before retirement, the named executive officer’s beneficiary will be entitled to receive the present value of the benefit the named executive officer earned as of the date of death assuming it is payable at normal retirement.

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

The following table sets forth the respective amounts that would be payable under the SERP upon termination of employment for the reasons indicated assuming the termination event occurred on December 31, 2007.

Pension Benefits Payable Upon Termination

As of December 31, 2007

Name (a)	Lump-Sum Payable Upon Death (b)	Annual Income Payable Upon Disability (Beginning at Age 55) (c)	Annual Income Payable for Life Upon Voluntary Termination (Beginning at Age 60) (d)	Amount Payable Upon Termination for Cause (e)
Gary L. Carano	$1,178,552	$200,000	$200,000	—
Glenn T. Carano	$669,399	$140,000	$140,000	—
Bruce C. Sexton	$443,052	$79,694	$79,694	—
Stephanie D. Lepori (1)	—	—	—	—

(1)	Stephanie Lepori is not covered by the SERP.

Director Compensation

None of the members of the Partnership’s executive committee, which functions in a manner similar to a board of directors of a corporation, the executive officer or director of our managing partner, Galleon, or the members of the board of directors of Capital or its executive officers is compensated by the Partnership or Capital for his services in these capacities. The perquisites and personal benefits received by each member of the executive committee who received perquisites or personal benefits in 2007 and 2006, consisting of complimentary personal meals and tickets for various events, involved an aggregate incremental cost to the Partnership of less than $10,000. The incremental cost to the Partnership is calculated based on the amount the Partnership would not have otherwise incurred if the perquisites and personal benefits had not been received.

Compensation Committee Interlocks and Insider Participation

The compensation of the Partnership’s CEO and CFO is determined by the Partnership’s executive committee, and the compensation of the Partnership’s other executives is determined by the Partnership’s CEO. The only individuals who served on the Partnership’s executive committee during the year ended December 31, 2007 were Frank R. Baldwin, Gene R. Carano, Gary N. Jacobs, Robert M. Jones and James J. Murren, each of whom is currently an executive committee member, and Robert H. Baldwin, who was an executive committee member until his resignation in November 2007. None of the individuals who served on the executive committee during 2007 is or has ever been an officer or employee of the Partnership or any subsidiary of the Partnership, including Capital.

During the year ended December 31, 2007, Gary L. Carano, the Partnership’s Chief Executive Officer, served on the Board of Managers of Eldorado Resorts LLC, and Gene R. Carano, Vice President and Secretary of Eldorado Resorts LLC, served on the Partnership’s executive committee.

Three-Property Payments. Registered hotel guests at Silver Legacy have the ability to charge to their hotel rooms the costs incurred at the restaurants and shops located within Circus Circus Hotel and Casino, Eldorado Hotel & Casino and Silver Legacy. In addition, registered hotel guests at the Circus Circus Hotel and Casino and the Eldorado Hotel & Casino may charge costs incurred at Silver Legacy outlets to their hotel rooms. Any of these charges that are incurred by a paying guest are paid by the guest when he or she checks out and Silver Legacy remits to the other two properties, and the other two properties remit to Silver Legacy, the respective amounts collected for charges incurred at the other properties. In the case of registered guests who are provided room, food, beverage and other services on a complimentary basis, the property where the guest is registered pays the other property the respective amounts of any charges to the guest’s room for services provided on a complimentary basis by the other property. The following table sets forth for the year ended December 31, 2007, the respective amounts paid for such complimentary charges by Silver Legacy to the Circus and Eldorado properties and the respective amounts received by Silver Legacy from the Circus and Eldorado properties.

Payor	Payee	Amount
Silver Legacy	Circus Circus	$—
Silver Legacy	Eldorado	24,800
Circus Circus	Silver Legacy	1,200
Eldorado	Silver Legacy	3,200

The Eldorado Hotel & Casino is owned by Eldorado Resorts LLC, which is 51.0% owned directly or indirectly by members of the Carano family, including Gary L. Carano, the Partnership’s Chief Executive Officer, Glenn T. Carano, Secretary of the Partnership, and Gene R. Carano, a member of the Partnership’s executive committee.

Gary N. Jacobs has, since June 2000, been an executive officer of MGM MIRAGE which acquired Mandalay Resort Group on April 25, 2005 and, as a result of such acquisition, now owns and operates the Circus Circus Hotel and Casino through a wholly owned subsidiary. James J. Murren has since 1999 been an executive officer of MGM MIRAGE. Gene R. Carano is currently assistant general manager of the Eldorado Hotel & Casino and was their general manager from 1996 through 2001. In addition, he has been a vice president and a member of the board of managers of the Eldorado Hotel & Casino since July 1996 and, since July 1996, he and Robert M. Jones have been executive officers of Eldorado Resorts LLC, which owns 96% of ELLC.

Eldorado Limited Liability Company and Galleon, Inc. Subject to any contractual restrictions to which the Partnership is subject, including the indenture relating to the 10 1/8% mortgage notes due 2012 co-issued by the Partnership and Capital (the “Notes”), and prior to the occurrence of a “Liquidating Event,” the Partnership is required by the Agreement of Joint Venture of Circus and Eldorado Joint Venture dated as of March 1, 1994 (the “Original Partnership Agreement, as the same was amended concurrent with the issuance of the Notes and subsequently amended in April 2002, the “Partnership Agreement”) to make distributions to its partners as follows:

(a) For each year, an amount equal to the estimated taxable income of the Partnership allocable to each partner multiplied by the greater of the maximum marginal federal income tax rate applicable to individuals for such period or the maximum marginal federal income tax rate applicable for corporations for such period; provided, however, that if the State of Nevada enacts an income tax (including any franchise tax based on income), the applicable tax rate for any tax distributions subsequent to the effective date of such income tax shall be increased by the higher of the maximum marginal individual tax rate or corporate income tax rate imposed by such tax (after reduction for the federal tax benefit for the deduction of state taxes, using the maximum marginal federal individual or corporate rate, respectively).

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

The payments, representing tax distributions, made to the Partnership’s partners during the year ended December 31, 2007 were as follows:

Partner	Amount
ELLC	$2,263,000
Galleon	$2,263,000

A special distribution totaling $10.0 million, $5.0 million each to ELLC and Galleon, was approved by the Partnership’s executive committee and paid by the Partnership in March 2008.

ELLC is 96% owned by Eldorado Resorts LLC, which is 51.0% owned directly or indirectly by members of the Carano family, including Gary L. Carano, the Partnership’s Chief Executive Officer, Glenn T. Carano, Secretary of the Partnership and Gene R. Carano, a member of the Partnership’s executive committee.

Recreational Enterprises, Inc. From time to time, Silver Legacy has utilized a King Air aircraft owned by King Air Operations LLC, a wholly owned subsidiary of Recreational Enterprises, Inc. (“REI”), for the purpose of providing air service to select customers. During the year ended December 31, 2007, the Partnership paid $28,100 for such services. We believe the terms on which we have utilized this service are at least as favorable to us as those that would be available from an unrelated third party. Although there is no agreement obligating the Partnership to utilize the plane or entitling it to do so, it is anticipated that the Partnership will continue to utilize this service from time to time in the future on terms mutually acceptable to the parties. REI, which owns 47% of Eldorado Resorts LLC, is owned by various members of the Carano family, including Gary L. Carano, Silver Legacy’s General Manager, Glenn T. Carano, Silver Legacy’s Executive Director of Marketing, and Gene R. Carano, a member of the Partnership’s executive committee, each of whom owns an approximately 10.1% beneficial interest in REI, and Donald L. Carano, the father of Gary, Glenn and Gene Carano, who owns an approximately 49.5% interest in REI.

Sierra Adventure Equipment Leasing, Inc. From time to time, Silver Legacy’s marketing and sales departments have utilized a yacht owned by Sierra Adventure Equipment Leasing, Inc. (“Sierra Leasing”) for various promotional events. The payments made by the Partnership to Sierra Leasing for the use of the yacht during the year ended December 31, 2007 were based on a flat rate per trip of $3,000 ($2,000 if the trip was shared with our partner, ELLC) and totaled $61,000. Although there is no agreement obligating the Partnership to utilize the yacht or entitling it to do so, it is anticipated that the Partnership will continue to utilize this service from time to time in the future on terms mutually acceptable to the parties. Sierra Leasing is owned by Donald L. Carano, the father of Gary L. Carano, Silver Legacy’s General Manager, Glenn T. Carano, Silver Legacy’s Executive Director of Marketing, and Gene R. Carano, a member of the Partnership’s executive committee.

Eldorado Resorts LLC. Eldorado Resorts LLC owns the skywalk that connects Silver Legacy with the Eldorado Hotel & Casino. The charges from the service provider for the utilities associated with this skywalk are billed to the Partnership together with the charges for the utilities associated with Silver Legacy. Such charges are paid to the service provider by the Partnership, and the Partnership is reimbursed by Eldorado Resorts LLC for the portion of the charges allocable to the utilities provided to the skywalk. The charges for the utilities provided to the skywalk during the year ended December 31, 2007 totaled $77,200.

In October 2005, the Partnership began providing on-site laundry services for Eldorado Resorts LLC related to the cleaning of certain types of linens. Although there is no agreement obligating Eldorado Resorts LLC to utilize this service, it is anticipated that the Partnership will continue to provide these laundry services in the future. The Partnership charges Eldorado Resorts LLC for labor and laundry supplies on a per unit basis which totaled $53,100 during the year ended December 31, 2007. We believe the terms on which the Partnership provided these services were at least as favorable to it as those that would have been obtained in comparable transactions with an unaffiliated third party.

Since 1998, the Partnership has purchased from Eldorado Resorts LLC homemade pasta and other products for use in the restaurants at Silver Legacy and it is anticipated that the Partnership will continue to make similar purchases in the future. For purchases of these products during the year ended December 31, 2007, which are billed to the Partnership at cost plus associated labor, the Partnership paid Eldorado Resorts LLC $42,800. ELLC, which owns 50% of the Partnership, is 96% owned by Eldorado Resorts LLC.

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

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

Percentage of Partnership Interest in Circus and Eldorado Joint Venture
Galleon, Inc.(1)	50%
Eldorado Limited Liability Company(2)	50%
MGM MIRAGE(1)	50%
Eldorado Resorts LLC(2)	50%
Donald L. Carano	—
Gary L. Carano	—
Glenn T. Carano	—
Bruce C. Sexton	—
Stephanie D. Lepori	—
Frank R. Baldwin	—
Gene R. Carano	—
Gary N. Jacobs	—
Robert M. Jones	—
J. Terrence Lanni	—
James J. Murren	—
Bryan L. Wright	—
All executive officers and executive committee members of the Partnership, as a group	—
All executive officers and directors of Capital, as a group	—

(1)	Galleon, Inc. is a wholly owned subsidiary of MGM MIRAGE. Under Rule 13d-3 of the Securities Exchange Act of 1934, MGM MIRAGE may be deemed to be an indirect beneficial owner of the interest in the Partnership owned by Galleon, Inc. by virtue of its ownership of Galleon, Inc. The address of Galleon, Inc. and MGM MIRAGE is 3600 Las Vegas Boulevard South, Las Vegas, Nevada 89109.

(2)	Eldorado Limited Liability Company is a 96% owned subsidiary of Eldorado Resorts LLC. Under Rule 13d-3 of the Securities Exchange Act of 1934, Eldorado Resorts LLC may be deemed to be an indirect beneficial owner of the interest in the Partnership owned by Eldorado Limited Liability Company by virtue of its direct and/or indirect controlling interest in Eldorado Limited Liability Company. The address of Eldorado Limited Liability Company and Eldorado Resorts LLC is P.O. Box 3399, Reno, Nevada 89505.

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

Unless otherwise agreed by Galleon, Donald L. Carano or a member of his immediate family acceptable to Galleon, which acceptance may not be unreasonably withheld, or an affiliate controlled by Donald L. Carano or a member of his immediate family acceptable to Galleon, which acceptance may not be unreasonably withheld, is required to be the manager of and control ELLC (or, if applicable, any entity that is a permitted transferee and to which ELLC has transferred its interest in the Partnership). Unless otherwise agreed by ELLC, which may not be unreasonably withheld, Galleon (or, if applicable, any entity that is a permitted transferee and to which Galleon has transferred its interest in the Partnership) is required to be controlled by Mandalay Resort Group, a wholly owned subsidiary of MGM MIRAGE. In the event the limitation in this paragraph with respect to either partner is breached, the other partner will have the right (but not be required) to exercise the buy-sell provisions described below.

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

Equity Compensation Plans

The following tables set forth certain information relating to equity compensation plans as of December 31, 2007 for the Partnership and Capital, respectively.

Equity Compensation Plan Information—The Partnership

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(a)	Weighted-average exercise price of outstanding options, warrants and rights(b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(c)
Equity compensation plans approved by security holders	None	—	None
Equity compensation plans not approved by security holders	None	—	None
Total	None	—	None

Equity Compensation Plan Information—Capital

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(a)	Weighted-average exercise price of outstanding options, warrants and rights(b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(c)
Equity compensation plans approved by security holders	None	—	None
Equity compensation plans not approved by security holders	None	—	None
Total	None	—	None

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table summarizes amounts billed by our auditors, Deloitte & Touche LLP, for accounting fees and services for the years ended December 31, 2007 and 2006.

	2007	2006
Audit fees	$195,000	$136,000
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—

Audit fees include the aggregate fees billed for professional services rendered for the audit of our annual financial statements and the review of financial statements included in our quarterly reports on Form 10-Q.

We have an established policy which requires the prior approval by our audit committee of any services provided by our auditors, Deloitte & Touche LLP. All of the services provided by Deloitte & Touche LLP for 2007 and 2006 were approved by our audit committee in accordance with our prior approval policy.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Consolidated Financial Statements:

Incorporated by reference in Item 8 of this annual report and included on pages 52 through 67 hereof are the following consolidated financial statements of Circus and Eldorado Joint Venture and Silver Legacy Capital Corp. and the report thereon of independent registered public accounting firm:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2007 and 2006

Consolidated Statements of Income for the Years Ended December 31, 2007, 2006 and 2005

Consolidated Statements of Partners’ Equity for the Years Ended December 31, 2007, 2006 and 2005

Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005

Notes to Consolidated Financial Statements

(a)(2) Supplemental Financial Statement Schedules:

Schedule II – Valuation and Qualifying Accounts

We have omitted schedules other than the one listed above because they are not required or are not applicable, or the required information is shown in the financial statements or notes to the financial statements.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Years ended December 31,
	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions	Balance at End of Year
2007 Allowance for doubtful accounts	$779	$567	$(21)	$1,367
2006 Allowance for doubtful accounts	1,075	371	667	779
2005 Allowance for doubtful accounts	1,256	452	633	1,075

(a)(3) The following exhibits are filed as part of this annual report or incorporated herein by reference:

Exhibit Number	Description

3.1	Articles of Incorporation of Silver Legacy Capital Corp. (Incorporated by reference to Exhibit 3.1 to the Registrants’ Form S-4 Registration Statement—Commission File Nos. 333-87202 and 333-87202(01))

3.2	Bylaws of Silver Legacy Capital Corp. (Incorporated by reference to Exhibit 3.2 to the Registrants’ Form S-4 Registration Statement—Commission File Nos. 333-87202 and 333-87202(01))

3.3	Amended and Restated Agreement of Joint Venture of Circus and Eldorado Joint Venture between Eldorado Limited Liability Company and Galleon, Inc. (Incorporated by reference to Exhibit 3.3 to the Registrants’ Form S-4 Registration Statement—Commission File Nos. 333-87202 and 333-87202(01))

4.1	Indenture, dated as of March 5, 2002, among the Registrants and The Bank of New York, with respect to the 10 1/8 % Mortgage Notes due 2012 (Incorporated by reference to Exhibit 10.10.1 to the Annual Report of Eldorado Resorts LLC and Eldorado Capital Corp. (Commission File No. 333-11811) on Form 10-K for the year ended December 31, 2001)

4.2	Deed of Trust, Fixture Filing and Security Agreement with Assignment of Rents, dated as of February 26, 2002, by Circus and Eldorado Joint Venture, to First American Title Company of Nevada for the benefit of The Bank of New York, as trustee (Incorporated by reference to Exhibit 10.10.2 to the Annual Report of Eldorado Resorts LLC and Eldorado Capital Corp. (Commission File No. 333-11811) on Form 10-K for the year ended December 31, 2001)

4.3	Security Agreement, dated as of March 5, 2002, by the Registrants for the benefit of The Bank of New York, as trustee (Incorporated by reference to Exhibit 10.10.3 to the Annual Report of Eldorado Resorts LLC and Eldorado Capital Corp. (Commission File No. 333-11811) on Form 10-K for the year ended December 31, 2001)

4.4	Assignment of Rent and Revenues, entered into as of February 26, 2002, between Circus and Eldorado Joint Venture and The Bank of New York, as trustee (Incorporated by reference to Exhibit 10.10.4 to the Annual Report of Eldorado Resorts LLC and Eldorado Capital Corp. (Commission File No. 333-11811) on Form 10-K for the year ended December 31, 2001)

4.5	Collateral Account Agreement, dated as of March 5, 2002, among the Registrants and The Bank of New York, as trustee (Incorporated by reference to Exhibit 10.10.5 to the Annual Report of Eldorado Resorts LLC and Eldorado Capital Corp. (Commission File No. 333-11811) on Form 10-K for the year ended December 31, 2001)

4.6	Environmental Indemnity, entered into as of March 5, 2002, by the Registrants (Incorporated by reference to Exhibit 10.10.6 to the Annual Report of Eldorado Resorts LLC and Eldorado Capital Corp. (Commission File No. 333-11811) on Form 10-K for the year ended December 31, 2001)

4.7	Registration Rights Agreement, dated as of March 5, 2002, among the Registrants and Banc of America Securities LLC (Incorporated by reference to Exhibit 4.7 to the Registrants’ Form S-4 Registration Statement—Commission File Nos. 333-87202 and 333-87202(01))

4.8	Guaranty, dated as of March 5, 2002, made by Silver Legacy Capital Corp. in favor of Bank of America, N.A., as administrative agent (Incorporated by reference to Exhibit 10.9.3 to the Annual Report of Eldorado Resorts LLC and Eldorado Capital Corp. (Commission File No. 333-11811) on Form 10-K for the year ended December 31, 2001)

4.9	Second Amended and Restated Security Agreement, dated as of March 5, 2002, between Circus and Eldorado Joint Venture and Bank of America, N.A., as administrative agent (Incorporated by reference to Exhibit 10.9.4 to the Annual Report of Eldorado Resorts LLC and Eldorado Capital Corp. (Commission File No. 333-11811) on Form 10-K for the year ended December 31, 2001)

4.10	Guarantor Security Agreement, dated as of March 5, 2002, between Silver Legacy Capital Corp. and Bank of America, N.A., as administrative agent (Incorporated by reference to Exhibit 10.9.5 to the Annual Report of Eldorado Resorts LLC and Eldorado Capital Corp. (Commission File No. 333-11811) on Form 10-K for the year ended December 31, 2001)

4.11	Second Amended and Restated Construction Deed of Trust, Fixture Filing and Security Agreement with Assignment of Rents, dated as of February 26, 2002, but effective March 5, 2002, among Circus and Eldorado Joint Venture, First American Title Company of Nevada, as trustee, and Bank of America, N.A., as administrative agent (Incorporated by reference to Exhibit 10.9.6 to the Annual Report of Eldorado Resorts LLC and Eldorado Capital Corp. (Commission File No. 333-11811) on Form 10-K for the year ended December 31, 2001)

4.12	Second Amended and Restated Assignment of Rents and Revenues, entered into as of February 26, 2002, but effective as of March 5, 2002, between Circus and Eldorado Joint Venture and Bank of America, N.A., as administrative agent (Incorporated by reference to Exhibit 10.9.7 to the Annual Report of Eldorado Resorts LLC and Eldorado Capital Corp. (Commission File No. 333-11811) on Form 10-K for the year ended December 31, 2001)

4.13	Second Amended and Restated Collateral Account Agreement, dated March 5, 2002, between Circus and Eldorado Joint Venture and Bank of America, N.A., as administrative agent (Incorporated by reference to Exhibit 10.9.8 to the Annual Report of Eldorado Resorts LLC and Eldorado Capital Corp. (Commission File No. 333-11811) on Form 10-K for the year ended December 31, 2001)

4.14	Intercreditor Agreement, dated as of March 5, 2002, among Bank of America, N.A., as administrative agent, The Bank of New York, as trustee, and the Registrants (Incorporated by reference to Exhibit 10.9.9 to the Annual Report of Eldorado Resorts LLC and Eldorado Capital Corp. (Commission File No. 333-11811) on Form 10-K for the year ended December 31, 2001)

4.15	UCC Financing Statement Amendments (Incorporated by reference to Exhibit 4.15 to the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2006-Commission File Nos. 333-87202 and 333-87202(01))

10.1*	Silver Legacy Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10.1 to the Registrants’ Form S-4 Registration Statement—Commission File Nos. 333-87202 and 333-87202(01))

10.2	Letter Agreement, dated June 13, 2002, between Circus and Eldorado Joint Venture and Bank of America, N.A. (Incorporated by reference to Exhibit 10.2 to the Registrants’ Form S-4 Registration Statement—Commission File Nos. 333-87202 and 333-87202(01))

10.3	Letter Agreement, dated April 8, 2003, between Circus and Eldorado Joint Venture and Bank of America, N.A. (Incorporated by reference to Exhibit 10.1 to the Registrants’ Quarterly Report on Form 10-Q for the period ended March 31, 2003—Commission File Nos. 333-87202 and 333-87202(01))

10.4	Second Amended and Restated Credit Agreement, dated as of March 5, 2002, among Circus and Eldorado Joint Venture, Bank of America, N.A., Bank of Scotland, and U.S. Bank National Association (Incorporated by reference to Exhibit 10.9.2 to the Annual Report of Eldorado Resorts LLC and Eldorado Capital Corp. (Commission File No. 333-11811) on Form 10-K for the year ended December 31, 2001)

10.5	Amendment No. 1 to Second Amended and Restated Credit Agreement dated November 4, 2003 between Circus and Eldorado Joint Venture and Bank of America, N.A. (Incorporated by reference to Exhibit 10.1 to the Registrants’ Quarterly Report on Form 10-Q for the period ended September 30, 2003—Commission File Nos. 333-87202 and 333-87202(01))

10.6	Modification of Second Amended and Restated Construction Deed of Trust, Fixture Filing and Security Agreement with Assignment of Rights dated November 3, 2003 between Circus and Eldorado Joint Venture and Bank of America, N.A. (Incorporated by reference to Exhibit 10.2 to the Registrants’ Quarterly Report on Form 10-Q for the period ended September 30, 2003—Commission File Nos. 333-87202 and 333-87202(01))

10.7

Agreement and Plan of Merger dated as of June 15, 2004, among MGM MIRAGE, Mandalay Resort Group and MGM MIRAGE Acquisition Co. #61, a wholly owned subsidiary of MGM MIRAGE (Incorporated by reference to Exhibit 2.1 to the Registrants’ Current Report on Form 8-K filed June 18, 2004—Commission File Nos. 333-87202 and

333-87202(01))

10.8	Notice of Extension of Outside Date dated as of March 22, 2005 (Incorporated by reference to Exhibit 99.2 to Mandalay Resort Group’s Current Report on Form 8-K filed March 28, 2005—Commission File No. 1-8570)

10.9	Amendment No. 2 to Second Amended and Restated Credit Agreement dated June 15, 2005 between Circus and Eldorado Joint Venture and Bank of America, N.A. (Incorporated by reference to Exhibit 10 to the Registrants’ Current Report on Form 8-K filed June 20, 2005—Commission File Nos. 333-87202 and 333-87202(01))

10.10	Amendment No. 3 to Second Amended and Restated Credit Agreement dated March 2, 2006 between Circus and Eldorado Joint Venture and Bank of America, N.A. (Incorporated by reference to Exhibit 10 to the Registrants’ Current Report on Form 8-K filed March 8, 2006—Commission File Nos. 333-87202 and 333-87202(01))

10.11	Amendment No. 4 to Second Amended and Restated Credit Agreement dated March 28, 2007 between Circus and Eldorado Joint Venture and Bank of America, N.A. (Incorporated by reference to Exhibit 10.11 to the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2006-Commission File Nos. 333-87202 and 333-87202(01))

10.12

Modification of Second Amended and Restated Assignment of Rents and Revenues dated March 28, 2007 between Circus and Eldorado Joint Venture and Bank of America, N.A. (Incorporated by reference to Exhibit 10.12 to the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2006-Commission File Nos. 333-87202 and

333-87202(01))

10.13	Second Modification of Second Amended and Restated Construction Deed of Trust, Fixture Filing and Security Agreement with Assignment of Rents dated March 28, 2007 between Circus and Eldorado Joint Venture and Bank of America, N.A. (Incorporated by reference to Exhibit 10.13 to the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2006-Commission File Nos. 333-87202 and 333-87202(01))

10.14	Amendment No. 5 to Second Amended and Restated Credit Agreement dated March 28, 2008 between Circus and Eldorado Joint Venture and Bank of America, N.A.

14	Financial Code of Ethics (Incorporated by reference to Exhibit 14 to the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2003—Commission File Nos. 333-87202 and 333-87202(01))

21	Subsidiaries of Registrants (Incorporated by reference to Exhibit 21 to the Registrants’ Form S-4 Registration Statement—Commission File Nos. 333-87202 and 333-87202(01))

31.1	Certification of Gary L. Carano

31.2	Certification of Stephanie D. Lepori

32.1	Certification of Gary L. Carano pursuant to 18 U.S.C. Section 1350

32.2	Certification of Stephanie D. Lepori pursuant to 18 U.S.C. Section 1350

99.1	Press Release dated as of June 16, 2004, jointly issued by MGM MIRAGE and Mandalay Resort Group (Incorporated by reference to Exhibit 99.1 to the Registrants’ Current Report on Form 8-K filed June 18, 2004—Commission File Nos. 333-87202 and 333-87202(01))

99.2	Press release dated as of March 23, 2005 (Incorporated by reference to Exhibit 99.3 to Mandalay Resort Group’s Current Report on Form 8-K filed March 28, 2005—Commission File No. 1-8570)

*	Constitutes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

CIRCUS AND ELDORADO JOINT VENTURE

Dated: March 28, 2008	By:	/S/ Gary L. Carano
Gary L. Carano, Chief Executive Officer

SILVER LEGACY CAPITAL CORP.

Dated: March 28, 2008	By:	/S/ Gary L. Carano
Gary L. Carano, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/S/ Gary L. Carano Gary L. Carano	Chief Executive Officer of Circus and Eldorado Joint Venture and President and Chief Executive Officer of Silver Legacy Capital Corp. (Principal Executive Officer of each Registrant)	March 28, 2008

/S/ Stephanie D. Lepori Stephanie D. Lepori	Controller and Chief Accounting and Financial Officer of Circus and Eldorado Joint Venture and Treasurer and Chief Accounting and Financial Officer of Silver Legacy Capital Corp. (Principal Accounting Officer and Principal Financial Officer of each Registrant)	March 28, 2008

/S/ Frank R. Baldwin Frank R. Baldwin	Member of the Executive Committee of Circus and Eldorado Joint Venture and Director of Silver Legacy Capital Corp.	March 28, 2008

/S/ Gene R. Carano Gene R. Carano	Member of the Executive Committee of Circus and Eldorado Joint Venture and Director of Silver Legacy Capital Corp.	March 28, 2008

/S/ Gary N. Jacobs Gary N. Jacobs	Member of the Executive Committee of Circus and Eldorado Joint Venture and Director of Silver Legacy Capital Corp.	March 28, 2008

/S/ Robert M. Jones Robert M. Jones	Member of the Executive Committee of Circus and Eldorado Joint Venture and Director of Silver Legacy Capital Corp.	March 28, 2008

/S/ James J. Murren James J. Murren	Member of the Executive Committee of Circus and Eldorado Joint Venture and Director of Silver Legacy Capital Corp.	March 28, 2008

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of

Circus and Eldorado Joint Venture

(doing business as Silver Legacy Resort Casino):

We have audited the accompanying consolidated balance sheets of Circus and Eldorado Joint Venture (doing business as Silver Legacy Resort Casino) and subsidiary (collectively, the “Joint Venture”) as of December 31, 2007 and 2006, and the related consolidated statements of income, partners’ equity and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the consolidated financial statement schedule included in Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Joint Venture’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Circus and Eldorado Joint Venture (doing business as Silver Legacy Resort Casino) and subsidiary as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 9 to the consolidated financial statements, on December 31, 2007, the Joint Venture adopted the provisions of Statement of Financial Accounting Standard No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.

/s/ DELOITTE & TOUCHE LLP

Las Vegas, Nevada

March 31, 2008

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

CONSOLIDATED BALANCE SHEETS

As of December 31, 2007 and 2006

(In thousands)

	2007	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$52,501	$47,179
Accounts receivable, net	5,267	6,007
Inventories	2,220	2,131
Prepaid expenses and other	3,092	3,346

Total current assets	63,080	58,663
PROPERTY AND EQUIPMENT, NET	256,212	255,769
OTHER ASSETS, NET	8,524	8,897

Total Assets	$327,816	$323,329

LIABILITIES AND PARTNERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$7,745	$6,694
Accrued interest	5,413	5,413
Accrued and other liabilities	10,033	10,752

Total current liabilities	23,191	22,859
LONG-TERM DEBT	159,741	159,679
OTHER LONG-TERM LIABILITIES	6,134	5,195

Total liabilities	189,066	187,733

COMMITMENTS AND CONTINGENCIES (Note 10)
PARTNERS’ EQUITY	138,750	135,596

Total Liabilities and Partners’ Equity	$327,816	$323,329

The accompanying notes are an integral part of these consolidated financial statements.

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended December 31, 2007, 2006 and 2005

(In thousands)

	2007	2006	2005
OPERATING REVENUES:
Casino	$85,615	$87,211	$83,191
Rooms	45,036	41,334	37,176
Food and beverage	38,177	36,185	35,238
Other	8,815	8,559	8,827

	177,643	173,289	164,432
Less: promotional allowances	(15,663)	(14,092)	(15,122)

Net operating revenues	161,980	159,197	149,310

OPERATING EXPENSES:
Casino	43,568	43,573	43,695
Rooms	13,182	12,604	11,810
Food and beverage	27,346	25,684	24,255
Other	6,235	6,593	7,077
Selling, general and administrative	34,381	32,901	30,933
Depreciation	13,782	12,656	11,754
Loss on disposition of assets	102	53	4

Total operating expenses	138,596	134,064	129,528

OPERATING INCOME	23,384	25,133	19,782

OTHER (INCOME) EXPENSE:
Interest expense	16,952	16,987	16,862
Interest income	(1,711)	(834)	(355)
Other, net	(353)	(342)	(103)

Total other expense	14,888	15,811	16,404

NET INCOME	$8,496	$9,322	$3,378

The accompanying notes are an integral part of these consolidated financial statements.

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY

For the Years Ended December 31, 2007, 2006 and 2005

(In thousands)

	Galleon, Inc.	Eldorado Resorts, LLC	Total
BALANCE, January 1, 2005	$58,894	$68,894	$127,788
Net income	1,689	1,689	3,378
Partners’ distributions	(769)	(769)	(1,538)

Balance, December 31, 2005	59,814	69,814	129,628
Comprehensive income:
Net income	4,661	4,661	9,322
Other comprehensive income minimum pension liability adjustment	(61)	(61)	(122)

Total comprehensive income	4,600	4,600	9,200
Partners’ distributions	(1,616)	(1,616)	(3,232)

Balance, December 31, 2006	62,798	72,798	135,596

Comprehensive income:
Net income	4,248	4,248	8,496
Other comprehensive income minimum pension liability adjustment	(408)	(408)	(816)

Total comprehensive income	3,840	3,840	7,680
Partners’ distributions	(2,263)	(2,263)	(4,526)

BALANCE, December 31, 2007	$64,375	$74,375	$138,750

The accompanying notes are an integral part of these consolidated financial statements.

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2007, 2006 and 2005

(In thousands)

	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,496	$9,322	$3,378
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,468	13,378	12,476
Loss on disposition of assets	102	53	4
Increase in accrued pension cost	1,027	840	915
Provision for doubtful accounts	567	371	452
Increase in cash value of insurance policies in excess of premiums paid	(353)	(342)	(103)
Changes in assets and liabilities:
Accounts receivable	173	(337)	(1,961)
Inventories	(89)	(74)	54
Prepaid expenses and other	254	803	(245)
Accounts payable	(2,225)	189	2,169
Accrued interest	—	—	13
Accrued and other liabilities	(719)	1,746	(35)

Net cash provided by operating activities	21,701	25,949	17,117

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets	118	154	68
Increase in other assets	(821)	(792)	(708)
Purchase of property and equipment	(11,137)	(10,042)	(10,036)

Net cash used in investing activities	(11,840)	(10,680)	(10,676)

CASH FLOWS FROM FINANCING ACTIVITIES:
Debt issuance costs	(13)	—	—
Distributions to partners	(4,526)	(3,232)	(1,538)

Net cash used in financing activities	(4,539)	(3,232)	(1,538)

CASH AND CASH EQUIVALENTS:
Net increase for the year	5,322	12,037	4,903
Balance, beginning of year	47,179	35,142	30,239

Balance, end of year	$52,501	$47,179	$35,142

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during period for interest	$16,266	$16,266	$16,253

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:
Increase in payables for purchase of property and equipment	$3,276	$—	$—

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

Outstanding Chips and Tokens

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

Accounts Receivable and Credit Risk

Financial instruments that potentially subject the Partnership to concentrations of credit risk consist principally of casino accounts receivable. The Partnership issues markers to approved casino customers following background checks and investigations of creditworthiness. Trade receivables, including casino and hotel receivables, are typically non-interest bearing and are initially recorded at cost. Accounts are written off when management deems the account to be uncollectible. Recoveries of accounts previously written off are recorded when received. An estimated allowance for doubtful accounts is maintained to reduce the Partnership’s receivables to their carrying amount, which approximates fair value. The allowance is estimated based on specific review of customer accounts as well as historical collection experience and current economic and business conditions. Management believes that as of December 31, 2007, no significant concentrations of credit risk existed for which an allowance had not already been recorded.

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

Property and Equipment

Property and equipment and other long-lived assets are stated at cost. Depreciation is computed using the straight-line method over the estimated useful life of the asset as follows:

Estimated Service Life
(Years)
Building and other improvements	15-45
Furniture, fixtures, and equipment	3-15

Costs of major improvements are capitalized, while costs of normal repairs and maintenance are expensed as incurred. Gains or losses on dispositions of property and equipment are included in the determination of operating income.

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” an estimate of undiscounted future cash flows produced by the asset is compared to the carrying value to determine whether an impairment exists. If it is determined that the asset is impaired based on expected future cash flows, a loss, measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset, would be recognized. As of December 31, 2007, no events or changes in circumstances indicated that the carrying values of our long-lived assets may not be recoverable.

Capitalization of Interest

The Partnership’s policy is to capitalize interest on funds disbursed during the active construction and development phases of its facilities and other major projects. When no debt is specifically identified as being incurred in connection with such construction projects, the Partnership capitalizes interest on amounts expended on the project at our weighted average cost of borrowings. The Partnership capitalized interest related to its room renovation project totaling $126,000 for the year ended December 31, 2005. There was no interest capitalized in 2007 or 2006.

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

	Years ended December 31,
	2007	2006	2005
Food and beverage	$9,404	$8,550	$9,026
Rooms	3,921	3,658	4,224
Other	2,338	1,884	1,872

	$15,663	$14,092	$15,122

The estimated costs of providing such promotional allowances are included in casino expenses and consist of the following (in thousands):

	Years ended December 31,
	2007	2006	2005
Food and beverage	$6,457	$5,724	$6,106
Rooms	1,087	1,023	1,272
Other	1,801	1,513	1,561

	$9,345	$8,260	$8,939

Advertising

Advertising costs are expensed in the period the advertising initially takes place. Advertising costs included in selling, general and administrative expenses were $6,977,000, $6,187,000 and $6,054,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

Federal Income Taxes

The Partnership is not subject to income taxes; therefore, no provision for income taxes has been made, as the Partners include their respective share of the Partnership income in their income tax returns. The Partnership Agreement provides for the Partnership to make distributions to the Partners in an amount equal to the maximum marginal federal income tax rate applicable to any Partner multiplied by the income of the Partnership for the applicable period (see Note 11).

The reported amounts of the Partnership’s assets and liabilities exceeded the net tax basis by $40,786,500 and $39,764,900, at December 31, 2007 and 2006, respectively.

Fair Value of Financial Instruments

Except for the Partnership’s 10 1/8% mortgage notes, management is of the opinion that the fair value of all of its financial instruments are not materially different from their carrying values. The approximate fair value of the Partnership’s 10 1/8% mortgage notes, based on quoted market prices, was approximately $165,600,000 at December 31, 2007. The carrying value of the Partnership’s 10 1/8% mortgage notes at December 31, 2007 was $160,000,000.

Other Comprehensive Income

Other comprehensive income consists of revenues, expenses, gains and losses which do not affect net income under accounting principles generally accepted in the United States of America. Other comprehensive income for the years ended December 31, 2007 and 2006 includes an adjustment to the minimum pension liability and was computed as follows (in thousands):

	2007	2006	2005
Net income	$8,496	$9,322	$3,378
Minimum pension liability adjustment	(816)	(122)	—

Comprehensive income	$7,680	$9,200	$3,378

The reconciliation of accumulated other comprehensive loss as of December 31, 2007 and 2006 are as follows (in thousands):

	2007	2006
Accumulated other comprehensive loss, beginning of year	$122	$—
Minimum pension liability adjustment	816	122

Accumulated other comprehensive loss, end of year	$938	$122

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of Statements No. 87, 88, 106, and 132(R) (“SFAS 158”). SFAS 158 required the full recognition, as an asset or liability, of the overfunded or underfunded status of a company-sponsored postretirement benefit plan. Adoption of FASB 158 was required effective for the Partnership’s fiscal year ending December 31, 2007. See Note 9 for additional information disclosed in accordance with SFAS 158 as it relates to the Partnership’s Supplemental Executive Retirement Plan and the incremental impact on the Partnership’s Consolidated Financial Statements.

In December 2007, the FASB also issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements–An Amendment of Accounting Research Bulletin No. 51,” the provisions of which are effective for periods beginning after December 15, 2008. This statement requires an entity to classify noncontrolling interests in subsidiaries as a separate component of equity. Additionally, transactions between an entity and noncontrolling interests are required to be treated as equity transactions. We are currently evaluating the impact, if any, the adoption of this statement will have on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities–including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits the measure of certain financial instruments and certain other items at fair value and establishes presentation and disclosure requirements to help financial statement users to understand these measurements and their impact on earnings. This statement is effective for the Partnership beginning January 1, 2008. We are currently evaluating the impact, if any, the adoption of this statement will have on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, the FASB deferred the adoption of SFAS 157 for one year as it applies to certain items, including assets and liabilities initially measured at fair value in a business combination, reporting units and certain assets and liabilities measured at fair value in connection with goodwill impairment tests in accordance with SFAS 142 and long-lived assets measured at fair value for impairment assessments under SFAS 144, “Accounting for the Impairment and Disposal of Long-Lived Assets.” This statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the impact, if any, the adoption of this statement will have on our consolidated financial statements.

Reclassifications

The consolidated financial statements for prior years reflect certain reclassifications, which have no effect on previously reported net income, to conform to the current year presentation.

Note 2. Accounts Receivable

Accounts receivable, net at December 31, 2007 and 2006 consisted of the following (in thousands):

	2007	2006
Casino receivables	$3,018	$2,639
Hotel receivables	3,193	3,871
Other receivables	423	276

	6,634	6,786
Less: allowance for doubtful accounts	(1,367)	(779)

Accounts receivable, net	$5,267	$6,007

The provision for bad debt expense for the years ended December 31, 2007, 2006 and 2005, was $567,000, $371,000 and $452,000 respectively.

Note 3. Property and Equipment

Property and equipment at December 31, 2007 and 2006 consisted of the following (in thousands):

	2007	2006
Land and improvements	$28,405	$28,405
Building and other leasehold improvements	269,169	271,229
Furniture, fixtures, and equipment	101,611	90,980

	399,185	390,614
Less: accumulated depreciation	(142,973)	(134,845)

Property and equipment, net	$256,212	$255,769

Substantially all property and equipment of the Partnership collateralize its long-term debt (see Note 6).

Note 4. Other Assets

Other assets, net at December 31, 2007 and 2006 consisted of the following (in thousands):

	2007	2006
China, glassware and silverware	$210	$206
Debt issuance costs, net	2,523	3,134
Intangible asset related to SERP	—	905
Cash surrender value of life insurance policies	5,736	4,588
Other	55	64

	$8,524	$8,897

The initial inventory of china, glassware and silverware has been amortized to 50% of cost with the balance kept as base stock. Additional purchases of china, glassware and silverware are placed into inventory and expensed as used.

The Partnership incurred costs in connection with its issuance of mortgage notes and in connection with its bank credit facility (see Note 6). Debt issuance costs are capitalized when incurred and amortized to interest expense based on the related debt maturities using the straight-line method, which approximates the effective interest method. At December 31, 2007, the unamortized balance related to the Partnership’s bank credit facility was $3,200 and is amortized over the remaining term of the facility through March 31, 2008. Included in other assets at December 31, 2007 was $2,520,100 in costs related to the completed offering of mortgage notes. The amortization of debt issuance costs included in interest expense was $685,800 for the year ended December 31, 2007 and $722,000 for the years ended December 31, 2006 and 2005.

The Partnership accounts for its Supplemental Executive Retirement Plan (“SERP”) according to SFAS No. 158, “Employers’ Accounting for Pensions” (“SFAS 158”), which was adopted in 2007, and SFAS No. 132R, “Employers’ Disclosures about Pension and Other Postretirement Benefits” (see Note 9). Prior to 2007, the Partnership accounted for its SERP according to SFAS No. 87. Since the accumulated benefit obligation, which is the present value of benefits to be paid based on services provided and existing compensation levels, exceeded the fair value of plan assets, SFAS 87 required the recognition of a liability (including unfunded accrued pension cost) that was at least equal to the unfunded accumulated benefit obligation. An intangible asset of $905,000 at December 31, 2006 was established for the difference between such liability and the unfunded accrued pension cost.

Note 5. Accrued and Other Liabilities

Accrued and other liabilities at December 31, 2007 and 2006 consisted of the following (in thousands):

	2007	2006
Accrued payroll and related expenses	$1,631	$2,470
Accrued vacation	1,711	1,660
Accrued group insurance	547	724
Unclaimed chips and tokens	419	418
Accrued taxes	1,266	1,325
Advance room deposits	813	722
Progressive slot liability	1,509	1,606
Players’ club liability	903	809
Other	1,234	1,018

	$10,033	$10,752

Note 6. Long-Term Debt

Long-term debt at December 31, 2007 and 2006 consisted of the following (in thousands):

	2007	2006
10 1/8% Mortgage Notes due 2012 (net of unamortized discounts of $259 and $321)	$159,741	$159,679
Less current portion	—	—

	$159,741	$159,679

Scheduled maturities of long-term debt are as follows at December 31, 2007 (in thousands):

2008	$—
2009	—
2010	—
2011	—
2012	159,741

$159,741

On March 5, 2002, the Partnership and Capital (collectively, the “Issuers”) co-issued $160,000,000 principal amount of senior secured mortgage notes due 2012 (“Notes”). Concurrent with issuing the Notes, the Partnership entered into a new senior secured credit facility (the “Credit Facility”) for $40,000,000. The proceeds from the Notes, together with $26,000,000 in borrowings under the Credit Facility, were used to repay $150,200,000 representing all of the indebtedness outstanding under a prior bank credit facility and to fund $30,000,000 of distributions to the Partners. In addition, the remaining proceeds along with operating cash flows were used to pay $6,300,000 in related fees and expenses of the transactions. These fees were capitalized and are included in other assets (see Note 4).

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

On March 2, 2006, the Partnership executed a further amendment to the Credit Facility which extended the previously granted waiver for any defaults under the Credit Facility’s financial covenants to cover the fiscal quarter ended March 31, 2006, and each subsequent fiscal quarter through and including December 31, 2006, provided that no additional credit is extended under the Credit Facility during such quarters. The March 2, 2006 amendment also waived for 2005 the covenant in Section 7.8 of the Credit Facility which then limited capital expenditures to $10,000,000 within a calendar year, which the Partnership exceeded for the year ended December 31, 2005. In addition, the amendment raised the capital expenditure limit to $12,500,000 for future calendar years.

On March 28, 2007, an additional amendment was executed to extend the Credit Facility’s original maturity date of March 31, 2007 for an additional year to March 31, 2008. This amendment also reduced the minimum ratio of EBITDA to fixed charges to 1.10 to 1.00 and raised the capital expenditure limit to an aggregate of $15,000,000, in any twelve-month period. Furthermore, this amendment revised in its entirety Section 7.16 of the Credit Facility to allow for prepayments of the Notes provided certain conditions precedent are satisfied. Fees totaling $13,000, which were capitalized and are included in other assets, were paid in relation to the transaction. There was no debt outstanding under the Credit Facility at December 31, 2007. As of such date, the Partnership was in compliance with all of the covenants in the Credit Facility and had the ability to borrow on a revolving basis all of the $10,000,000 available under the Credit Facility. As of December 31, 2007, the Partnership also was in compliance with the covenants in the indenture relating to the Notes.

On March 28, 2008, the Partnership and Bank of America, N.A. executed an additional amendment to extend the Credit Facility’s maturity for an additional year to March 30, 2009 and reduce the revolving facility to $1,000,000.

Note 7. Other Long-term Liabilities

Other long-term liabilities at December 31, 2007 and 2006 consisted of the following (in thousands):

	2007	2006
Accrued SERP liability	$5,196	$4,168
SERP additional minimum liability	938	1,027

	$6,134	$5,195

Note 8. Related Parties

An affiliate of each of our Partners owns and operates a casino attached and adjacent to Silver Legacy. Our Partners may be deemed to be in a conflict of interest position with respect to decisions they make relating to the Partnership as a result of the interests their affiliates have in the Eldorado Hotel & Casino and Circus Circus Hotel & Casino-Reno, respectively.

We believe that all of the transactions mentioned below are on terms at least as favorable to us as would have been obtained from an unrelated party.

Silver Legacy has utilized a King Air aircraft owned by King Air Operations LLC, a wholly owned subsidiary of Recreational Enterprises, Inc. (“REI”), for the purpose of providing air service to select customers. During the years ended December 31, 2007, 2006 and 2005, the Partnership paid $28,100, $38,600 and $22,500, respectively, for such services. Although there is no agreement obligating the Partnership to utilize the plane or entitling it to do so, it is anticipated that the Partnership will continue to utilize this service from time to time in the future on terms mutually acceptable to the parties. REI, which owns 55% of ELLC, is owned by various members of the Carano family, including Gary L. Carano, Silver Legacy’s General Manager, Glenn T. Carano, Silver Legacy’s Executive Director of Marketing, and Gene R. Carano, a member of the Partnership’s Executive Committee, each of whom owns an approximately 10.1% beneficial interest in REI, and Donald L. Carano, the father of Gary, Glenn and Gene Carano, who owns an approximately 49.5% interest in REI.

Silver Legacy’s marketing and sales departments have utilized a yacht owned by Sierra Adventure Equipment Leasing, Inc. (“Sierra Leasing”) at a flat rate per trip of $3,000 during 2007 and 2006 and $2,500 in 2005 ($2,000 in 2007 and 2006 and $1,250 in 2005 if the trip was shared with our Partner, ELLC) for various promotional events. The payments made by the Partnership to Sierra Leasing for the use of the yacht totaled $61,000, $13,300 and $15,000 during 2007, 2006 and 2005, respectively. Although there is no agreement obligating the Partnership to utilize the yacht or entitling it to do so, it is anticipated that the Partnership will continue to utilize this service from time to time in the future on terms mutually acceptable to the parties. Sierra Leasing is owned by Donald L. Carano, the father of Gary L. Carano, Silver Legacy’s General Manager, Glenn T. Carano, Silver Legacy’s Executive Director of Marketing, and Gene R. Carano, a member of the Partnership’s executive committee.

Eldorado Resorts LLC owns the skywalk that connects Silver Legacy with the Eldorado Hotel & Casino. The charges from the service provider for the utilities associated with this skywalk are billed to the Partnership together with the charges for the utilities associated with Silver Legacy. Such charges are paid to the service provider by the Partnership, and the Partnership is reimbursed by Eldorado Resorts LLC for the portion of the charges allocable to the utilities provided to the skywalk. The charges for the utilities provided to the skywalk during the years ended December 31, 2007, 2006, and 2005 were $77,200, $88,500 and $80,400, respectively.

Since 1998, the Partnership has purchased from Eldorado Resorts LLC homemade pasta and other products for use in the restaurants at Silver Legacy and it is anticipated that the Partnership will continue to make similar purchases in the future. For purchases of these products during the years ended December 31, 2007, 2006 and 2005, which are billed to the Partnership at cost plus associated labor, the Partnership paid Eldorado Resorts LLC $42,800, $48,100 and $56,700, respectively.

Beginning in October 2005, the Partnership began providing on-site laundry services for Eldorado Resorts LLC related to the cleaning of certain types of linens. Although there is no agreement obligating Eldorado Resorts LLC to utilize this service, it is anticipated that the Partnership will continue to provide these laundry services in the future. The Partnership charges Eldorado Resorts LLC for labor and laundry supplies on a per unit basis which totaled $53,100, $51,000 and $6,000 during the years ended December 31, 2007, 2006 and 2005, respectively. We believe the terms of which the Partnership provided these services were at least as favorable to it as those that would have been obtained in comparable transactions with an unaffiliated third party.

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

Note 9. Employee Retirement Plans

The Partnership instituted a defined contribution 401(k) plan in September 1995 which covers all employees who meet certain age and length of service requirements and allows an employer contribution up to 25 percent of the first six percent of each participating employee’s compensation. Plan participants can elect to defer before tax compensation through payroll deductions. Those deferrals are regulated under Section 401(k) of the Internal Revenue Code. The Partnership’s matching contributions were $281,700, $251,300 and $239,000, respectively, for the years ended December 31, 2007, 2006 and 2005.

Effective January 1, 2002, the Partnership adopted a Supplemental Executive Retirement Plan (“SERP”) for a select group of highly compensated management employees. The SERP provides for a lifetime benefit at age 65, based on a formula which takes into account a participant’s highest annual compensation, years of service, and executive level. The SERP also provides an early retirement benefit at age 55 with at least four years of service, a disability provision, and a lump sum death benefit. The obligation is being funded through life insurance contracts on the participants and related cash surrender value. The Partnership’s periodic pension costs were $1,059,000, $868,000 and $926,000, respectively, for the years ended December 31, 2007, 2006 and 2005.

The following information summarizes activity in the SERP for the years ended December 31, 2007 and 2006 (in thousands):

	2007	2006
Changes in Projected Benefit Obligation:
Projected benefit obligation at beginning of year	$5,938	$4,618
Service cost	426	372
Interest cost	339	269
Actuarial gain/(losses)	(538)	707
Benefits paid	(31)	(28)

Projected benefit obligation at end of year	$6,134	$5,938

Fair Value of Plan Assets(1)	$—	$—

	2007	2006
Reconciliation of Funded Status:
Funded status	$(6,134)	$(5,938)
Unrecognized actuarial loss	259	865
Unrecognized prior service cost	679	905

Net amount recognized	$(5,196)	$(4,168)

Amounts Recognized on the Consolidated Balance Sheet:
Accrued net pension cost	$(5,196)	$(4,168)
Additional minimum liability	(938)	(1,027)
Intangible asset	—	905
Accumulated other comprehensive loss	938	122

Net amount recognized	$(5,196)	$(4,168)

Weighted Average Assumptions:
Discount rate used to determine benefit obligations	5.85%	5.85%
Discount rate used to determine net periodic benefit cost	5.85%	5.85%
Expected long-term return on plan assets	N/A	N/A
Rate of compensation increase	3.50%	3.50%

The components of net periodic pension cost were as follows for the years ended December 31, 2007, 2006 and 2005 (in thousands):

	2007	2006	2005
Components of Net Pension Cost:
Current period service cost	$426	$372	$438
Interest cost	339	269	261
Amortization of prior service cost	294	227	227

Net expense	$1,059	$868	$926

The application of SFAS 158 had the following effect on the individual items in the Consolidated Balance Sheets at December 31, 2007. There was no effect on the Consolidated Statement of Income for year ended December 31, 2007.

	Before SFAS 158 Adjustment	SFAS 158 Adjustment	After Application of SFAS 158
Intangible asset related the SERP	$292	$(292)	$—
Other assets	8,816	(292)	8,524
Total assets	328,108	(292)	327,816
Other long-term liabilities	5,488	646	6,134
Total liabilities	188,420	646	189,066
Accumulated other comprehensive loss	—	(938)	(938)
Partners’ equity	139,688	(938)	138,750
Total liabilities and partners’ equity	328,108	(292)	327,816

The following benefit payments, which reflect expected future service as appropriate, are expected to be paid over the next ten years:

(in thousands)
2008	$99
2009	107
2010	107
2011	287
2012	447
2013-2017	3,173

(1)	While the SERP is an unfunded plan, the Partnership is informally funding the plan through life insurance contracts on the participants. The life insurance contracts had cash surrender values totaling $5,736,300 and $4,588,100 at December 31, 2007 and 2006, respectively. The life insurance contracts had a face value of $10,950,000 at December 31, 2007 and 2006.

Note 10. Commitments and Contingencies

Letters of Credit

The Credit Facility does not allow for the issuance of letters of credit beyond the revolving portion of the Credit Facility of which none was outstanding as of December 31, 2007.

Operating Leases

The Partnership leases land and equipment under operating leases. Future minimum payments under noncancellable operating leases with initial terms of one year or more consisted of the following at December 31, 2007 (in thousands):

2008	$173
2009	155
2010	103
2011	4
2012	—

$435

Total rental expense under operating leases was $444,800, $206,000 and $148,000 for the years ended December 31, 2007, 2006 and 2005, respectively, which include rental payments associated with cancellable operating leases with terms less than one year.

Litigation

The Partnership is party to various litigation arising in the normal course of business. Management is of the opinion that the ultimate resolution of these matters will not have a material effect on the financial position or the results of operations of the Partnership.

Note 11. Partnership Agreement

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

Concurrent with the issuance of the Notes on March 5, 2002, the Partnership’s original partnership agreement was amended and restated in its entirety and was further amended in April 2002 (the “New Partnership Agreement”). The New Partnership Agreement provides for, among other items, profits and losses to be allocated to the Partners in proportion to their percentage interests, separate capital accounts to be maintained for each Partner, provisions for management of the Partnership and payment of distributions and bankruptcy and/or dissolution of the Partnership. The April 2002 amendments were principally (i) to provide equal voting rights for ELLC and Galleon with respect to approval of the partnership’s annual business plan and the appointment and compensation of the general manager, and (ii) to give each Partner the right to terminate the general manager. In conjunction with issuance of the Notes, a $2,100,000 distribution was paid to Galleon representing the remaining Priority Allocation payment to MRG pursuant to the Partnership’s original partnership agreement and a special distribution was paid to ELLC and Galleon of $10,000,000 and $20,000,000, respectively.

Total distributions for the year ended December 31, 2007 totaled $4,526,000 and included a distribution of $2,263,000 each to ELLC and Galleon representing fiscal 2007 tax distributions. Total distributions for the year ended December 31, 2006 totaled $3,232,000 and included a distribution of $1,616,000 each to ELLC and Galleon representing fiscal 2006 tax distributions. Total distributions for the year ended December 31, 2005 totaled $1,538,000 and included a distribution of $769,000 each to ELLC and Galleon representing fiscal 2005 tax distributions.

A special distribution totaling $10,000,000, which included a distribution of $5,000,000 each to ELLC and Galleon, was approved by the Partnership’s executive committee and paid by the Partnership in March 2008.