Form 10-Q
period 2008-03-31
CIRCUS & ELDORADO JOINT VENTURE; SILVER LEGACY CAPITAL CORP
filed 2008-05-15
CIK 1171079, 1171078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2008.

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

Silver Legacy Capital Corp.                     Yes  ☒    No  ☐

The number of shares of Silver Legacy Capital Corp.’s common stock outstanding at May 15, 2008 was 2,500. All of these shares are owned by Circus and Eldorado Joint Venture.

CIRCUS AND ELDORADO JOINT VENTURE

SILVER LEGACY CAPITAL CORP.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31, 2008	December 31, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$36,728	$52,501
Accounts receivable, net	4,368	5,267
Inventories	1,958	2,220
Prepaid expenses and other	3,403	3,092

Total current assets	46,457	63,080
PROPERTY AND EQUIPMENT, NET	254,745	256,212
OTHER ASSETS, NET	8,064	8,524

Total Assets	$309,266	$327,816

LIABILITIES AND PARTNERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,952	$7,745
Accrued interest	1,350	5,413
Accrued and other liabilities	11,439	10,033

Total current liabilities	18,741	23,191
LONG-TERM DEBT	159,756	159,741
OTHER LONG-TERM LIABILITIES	6,381	6,134

Total liabilities	184,878	189,066
COMMITMENTS AND CONTINGENCIES (Note 6)
PARTNERS’ EQUITY	124,388	138,750

Total Liabilities and Partners’ Equity	$309,266	$327,816

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

	Three Months Ended March 31,
	2008	2007
OPERATING REVENUES:
Casino	$17,106	$19,486
Rooms	8,565	9,969
Food and beverage	8,509	9,503
Other	2,113	1,877

	36,293	40,835
Less: promotional allowances	(3,883)	(3,544)

Net operating revenues	32,410	37,291

OPERATING EXPENSES:
Casino	9,863	10,147
Rooms	2,706	3,132
Food and beverage	6,098	6,801
Other	1,627	1,443
Selling, general and administrative	8,502	8,203
Depreciation	3,770	3,364
(Gain) loss on disposition of assets	(6)	20

Total operating expenses	32,560	33,110

OPERATING INCOME (LOSS)	(150)	4,181

OTHER (INCOME) EXPENSE:
Interest expense	4,233	4,253
Interest income	(348)	(323)
Other	327	(85)

Total other expense	4,212	3,845

NET INCOME (LOSS)	$(4,362)	$336

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ EQUITY

(In thousands)

	Galleon, Inc.	Eldorado Resorts, LLC	Total
BALANCE, January 1, 2008 (1)	$64,375	$74,375	$138,750
Net loss	(2,181)	(2,181)	(4,362)
Partners’ distributions	(5,000)	(5,000)	(10,000)

BALANCE, March 31, 2008 (1)	$57,194	$67,194	$124,388

(1)	Balances include Accumulated Other Comprehensive Income totaling ($938,000) comprised of ($469,000) each for Galleon, Inc. and Eldorado Resorts, LLC.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(4,362)	$336
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	3,940	3,540
(Gain) loss on disposition of assets	(6)	20
Increase in accrued pension cost	248	257
Provision for doubtful accounts	122	120
(Increase) decrease in cash value of insurance policies in excess of premiums paid	328	(86)
Changes in current assets and current liabilities:
Accounts receivable	777	706
Inventories	262	38
Prepaid expenses and other	(311)	(608)
Accounts payable	167	(355)
Accrued interest	(4,063)	(4,063)
Accrued and other liabilities	1,406	411

Net cash (used in) provided by operating activities	(1,492)	316

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets	6	28
Increase in other assets	(13)	(30)
Purchase of property and equipment	(4,264)	(2,647)

Net cash used in investing activities	(4,271)	(2,649)

CASH FLOWS FROM FINANCING ACTIVITIES:
Debt issuance costs	(10)	(13)
Distributions to partners	(10,000)	—

Net cash used in financing activities	(10,010)	(13)

CASH AND CASH EQUIVALENTS:
Net decrease for the period	(15,773)	(2,346)
Balance, beginning of period	52,501	47,179

Balance, end of period	$36,728	$44,833

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during period for interest	$8,126	$8,128

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:
Decrease in payables for purchase of property and equipment	$1,960	$1,592

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

The condensed consolidated financial statements include the accounts of the Partnership and its wholly owned subsidiary, Silver Legacy Capital Corp. (“Capital”). Capital was established solely for the purpose of serving as a co-issuer of $160,000,000 principal amount of 10 1/8% mortgage notes due 2012 co-issued by the Partnership and Capital and, as such, Capital does not have any operations, assets, or revenues. All significant intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, all of which are normal and recurring, necessary to present fairly the financial position of the Partnership as of March 31, 2008, and the results of operations for the three months ended March 31, 2008 and 2007 and cash flows for the three months ended March 31, 2008 and 2007. The results of operations for such periods are not necessarily indicative of the results to be expected for a full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership’s annual report on Form 10-K for the year ended December 31, 2007.

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

Reclassifications

The condensed consolidated financial statements for the prior years reflect certain reclassifications, which have no effect on previously reported net income, to conform to the current year presentation.

Note 2. Long-Term Debt

Long-term debt consisted of the following (in thousands):

	March 31, 2008	December 31, 2007
10 1/8% Mortgage Notes due 2012 (net of unamortized discount of $244 and $259, respectively)	$159,756	$159,741

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

On March 28, 2008, the Partnership and Bank of America, N.A. executed an additional amendment which extended the Credit Facility’s maturity for an additional year to March 31, 2009 and reduced the revolving facility to $1,000,000. Fees totaling $10,000, which were capitalized and are included in other assets, were paid in relation to the transaction.

During the quarter ended March 31, 2008, there was no indebtedness outstanding under the Credit Facility. As of March 31, 2008, the Partnership was not in compliance with the EBITDA to fixed charges ratio covenant in the Credit Facility and, consequently, is precluded from utilizing the Credit Facility until it has completed a fiscal quarter as to which it is in compliance with the facility’s covenants. We believe the Partnership may not be in compliance with this covenant during the remainder of 2008. However, we believe the Partnership has sufficient cash to meet all of its obligations for the foreseeable future and do not anticipate utilizing its borrowing capacity under the Credit Facility during 2008. The Partnership’s inability to satisfy the covenant ratios in the Credit Facility does not constitute a default under the indenture relating to the Notes. As of March 31, 2008, the Partnership was in compliance with the covenants in the indenture relating to the Notes.

Note 3. Related Parties

An affiliate of each of our Partners owns and operates a casino attached and adjacent to Silver Legacy. Our Partners may be deemed to be in a conflict of interest position with respect to decisions they make relating to the Partnership as a result of the interests their affiliates have in the Eldorado Hotel & Casino and Circus Circus Hotel & Casino-Reno, respectively.

Note 4. Supplemental Executive Retirement Plan

Effective January 1, 2002, the Partnership adopted a Supplemental Executive Retirement Plan (“SERP”) for a select group of highly compensated management employees. The SERP provides for a lifetime benefit at age 65, based on a formula which takes into account a participant’s highest annual compensation, years of service, and executive level. The SERP also provides an early retirement benefit at age 55 with at least four years of service, a disability provision, and a lump sum death benefit. While the SERP is an unfunded plan, the Partnership is informally funding the plan through life insurance contracts on the participants. The Partnership anticipates that its periodic pension cost for the year ending December 31, 2008 will be approximately $1,021,900, of which $255,600 had been accrued as of March 31, 2008.

Note 5. Partnership Agreement

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

Note 6. Commitments and Contingencies

In March 2008, the Nevada Supreme Court ruled, in a case involving another casino company, that food purchased for the use in providing complimentary meals to customers and to employees was exempt from sales and use tax. The Partnership had previously paid use tax on these items and has generally filed for refunds from the periods from February 2000 to February 2008 related to this matter. The aggregate amount for which a refund claim is pending is approximately $1.5 million.

The Nevada Department of Taxation has filed a petition for rehearing, and there is no set timetable for the Nevada Supreme Court to respond. As of March 31, 2008, the Partnership had not recorded income related to this matter since it is still subject to court action. However, the Partnership is claiming the exemption on sales and use tax returns after February 2008 in light of the Nevada Supreme Court decision.

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

Significant Factors Affecting Results of Operations

Expansion of Native American Gaming

A significant portion of Silver Legacy’s revenues and operating income are generated from patrons who are residents of northern California, and, as such, our results of operations have been adversely impacted by the growth in Native American gaming in northern California. Many existing Native American gaming facilities in northern California are modest compared to Silver Legacy. However, a number of Native American tribes have established large-scale gaming facilities in California and many Native American tribes have announced that they are in the process of expanding, developing, or are considering establishing, large-scale hotel and gaming facilities in northern California. As northern California Native American gaming operations have expanded, we believe the increasing competition generated by these gaming operations has negatively impacted principally drive-in, day-trip visitor traffic from our main feeder markets in northern California.

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

Severe Weather

Silver Legacy’s operations are subject to seasonal variation, with the weakest results generally occurring during the winter months. Variations occur when weather conditions make travel to Reno by visitors from northern California, our main feeder market, difficult. While weather conditions were not out of the ordinary in 2007, the Reno area and the nearby mountain passes experienced an especially large amount of snowfall in the first quarter of 2008, which negatively impacted business levels.

Bowling Tournaments Within the Reno Market

The National Bowling Stadium, located one block from Silver Legacy, is one of the largest bowling complexes in North America and has been selected to host multi-month tournaments in Reno two of every three years through 2018. Historically, these bowling tournaments have attracted a significant number of visitors to the Reno market and have benefited the downtown area. In 2007, the United States Bowling Congress Open Tournament (the “USBC Open Tournament”) began in mid-February and continued through June. Both men and women bowlers participated in the USBC Open Tournament which attracted approximately 80,000 bowlers to the Reno market during the tournament period. The absence of a major bowling tournament in 2008 had a negative impact on our operations during the first quarter of 2008 and is anticipated to further affect our financial performance throughout the second quarter of 2008. The USBC Women’s Tournament and USBC Open Tournament will return to the Reno market in 2009 and 2010, respectively.

Summary Financial Results

The following table highlights the results of our operations (dollars in thousands):

	Three months ended March 31, 2008	Three months ended March 31, 2007	Percent Change
Net revenues	$32,410	$37,291	(13.1)%
Operating expenses	32,560	33,110	(1.7)
Operating income (loss)	(150)	4,181	(103.6)
Net income (loss)	(4,362)	336	(1,398.6)

Net Revenues. During the first quarter of 2008 compared to the 2007 period, net revenues decreased due to declines in casino, rooms and food revenues as a result of lower business levels throughout the 2008 period. The lack of a major bowling tournament had a significant negative impact on our operating results during the first quarter of 2008 compared to the 2007 period during which the USBC Open Tournament drove visitation to downtown Reno beginning in mid-February through March and continued throughout the second quarter of 2007. Additionally, we believe these declines in revenues were also attributable to other factors impacting Reno’s tourism market as a whole, including the downturn in the national economy and troubled housing market, specifically within our feeder markets in northern California, escalated gasoline prices and poor weather which negatively affected drive-in visitor traffic, the continued increase in competition generated by growth in Native American gaming, and a decline in city-wide convention room nights.

Operating Income (Loss) and Net Income (Loss). Operating income and net income both decreased during the first quarter of 2008 compared to the 2007 period as a result of lower departmental revenues combined with increases in promotional allowance costs allocated to the casino department. In addition, higher selling, general and administrative expenditures, primarily related to increased advertising and marketing costs, also contributed to the decreases during the current quarter. Moreover, depreciation expense rose which also produced a higher percentage decrease in operating income and net income during the first quarter of 2008 compared to the 2007 period.

Revenues

The following table highlights the components of net operating revenues (dollars in thousands):

	Three months ended March 31, 2008	Three months ended March 31, 2007	Percent Change
Casino	$17,106	$19,486	(12.2)%
Rooms	8,565	9,969	(14.1)
Food and beverage	8,509	9,503	(10.5)
Other	2,113	1,877	12.6
Promotional allowances	(3,883)	(3,544)	9.6

Casino Revenues. Declines in table games drop and slot handle of 13.5% and 17.4%, respectively, resulted in lower casino revenues during the first quarter of 2008 compared to the 2007 period. We believe our casino volume and revenues during the current quarter were impacted by the previously discussed factors affecting net revenues along with increased promotional cash offers to casino players which are deducted from casino revenues. These declines were partially offset by higher hold percentages in both table games and slot departments.

Rooms Revenues. While our ADR rose slightly during the first quarter of 2008 compared to the 2007 period, rooms revenues decreased as a result of lower occupancy. For the three months ended March 31, 2008, our ADR and occupancy were $74.89 and 66.6%, respectively, compared to $73.86 and 79.7%, respectively, for the three months ended March 31, 2007. Occupied room nights decreased during the current quarter compared to the same prior year period primarily due to the lack of a major bowling tournament in 2008 combined with fewer convention room nights. Furthermore, increased competition combined with a decline in demand for rooms within the Reno market during the first quarter of 2008 compared to the 2007 period also contributed to the decrease in occupancy.

Food and Beverage Revenues. During the first quarter of 2008 compared to the 2007 period, food revenues decreased mainly due to a decline in banquet revenues associated with several large conventions which took place during the first quarter of 2007. In addition, lower revenues among the majority of our restaurants contributed to the decrease as a result of fewer guest counts which we believe was attributable to the same factors affecting net revenues. However, beverage revenues remained flat during the first quarter of 2008 compared to the 2007 period and benefited from additional cash sales generated by our new lounge, Aura, which opened in October 2007.

Other Revenues. Other revenues are comprised of revenues generated by our retail outlets, entertainment, other miscellaneous items, and our share of ballroom revenues. Other revenues increased during the first quarter of 2008 compared to the 2007 period primarily due to higher entertainment revenues associated with additional concert dates during the current quarter. Additionally, incremental revenues were generated by the new ballroom located across from Silver Legacy on a special events plaza which was previously owned by our affiliates and donated to the City of Reno in January 2007. The new ballroom, which opened in February 2008, is operated and managed by Silver Legacy together with the adjoining Eldorado and Circus Circus properties. These increased revenues were partially offset by a decline in retail revenues during the first quarter of 2008 compared to the 2007 period.

Promotional Allowances. Promotional allowances, expressed as a percentage of gross revenues, increased to 10.7% during the three months ended March 31, 2008 compared to 8.7% during the three months ended March 31, 2007. This growth was primarily attributable to increases in complimentary rooms, food, concert tickets and retail promotional offers to our casino customers during the current quarter in an effort to drive visitation and utilize available room inventory.

Operating Expenses

The following table highlights our operating expenses (dollars in thousands):

	Three months ended March 31, 2008	Three months ended March 31, 2007	Percent Change
Casino	$9,863	$10,147	(2.8)%
Rooms	2,706	3,132	(13.6)
Food and beverage	6,098	6,801	(10.3)
Other	1,627	1,443	12.8
Selling, general and administrative	8,502	8,203	3.6
Depreciation	3,770	3,364	12.1
(Gain) loss on disposition of assets	(6)	20	130.4

Casino Expenses. During the first quarter of 2008 compared to the 2007 period, declines in casino payroll, gaming taxes, bad debt, supplies and special events expenses were partially offset by increased marketing collateral expenditures along with a large increase in the cost of rooms, food, retail and concert ticket complimentaries allocated to the casino department. These expenses rose as a result of increased promotional and direct mail offers throughout the current quarter to customers within our casino database.

Rooms Expenses. Rooms expenses declined during the first quarter of 2008 compared to the same prior year period primarily as a result of lower occupancy.

Food and Beverage Expenses. During the first quarter of 2008 compared to the 2007 period, food expenses decreased in conjunction with the decline in restaurant guest counts and banquet revenues. These declines were partially offset by increased beverage expenses which rose slightly as a result of promotional offers and other variable costs associated with our new lounge, Aura, which opened in October 2007.

Other Operating Expenses. Other operating expenses are comprised of expenses associated with the operation of our retail outlets and the ballroom along with the entertainment department’s production costs and professional fees. During the first quarter of 2008 compared to the 2007 period, other operating expenses rose as a result of a more aggressive concert schedule during the current quarter in addition to expenses associated with the newly opened ballroom. These increases were partially offset by declines in retail expenses during the first quarter of 2008 compared to the 2007 period.

Selling, General and Administrative Expenses. During the first quarter of 2008 compared to the 2007 period, selling, general and administrative expenses increased primarily due to higher sales and marketing costs which rose as a result of expenses associated with our new branding campaign, updated website launch and related advertising media and production costs. Declines in administrative payroll were offset by increases in credit card discounts, professional services fees, and maintenance contracts related to our computer information systems. Higher utilities costs and facilities expenditures also contributed to the increase during the first quarter of 2008 compared to the 2007 period.

Depreciation Expense. Depreciation expense increased during the first quarter of 2008 compared to the 2007 period primarily due to depreciation associated with new capital purchases.

Other (Income) Expense

Other (income) expense is comprised of interest expense, interest income and other, which was related to the change in market value of the funded portion of our supplemental executive retirement plan. Interest expense and interest income both remained flat during the first quarter of 2008 compared to the 2007 period.

Liquidity and Capital Resources

During the first quarter of 2008, we used cash flows in operating activities of $1.5 million. Comparatively, we generated cash flows from operating activities during the first quarter of 2007 of $0.3 million. The $1.8 million decrease in cash provided by operations was primarily due to the $4.7 million decline in net income which was partially offset by various changes in balance sheet accounts. The changes in these balance sheet accounts represented changes which occurred in the normal course of business. As of March 31, 2008, cash and cash equivalents were $36.7 million, sufficient for normal operating requirements.

Cash used in investing activities for the three months ended March 31, 2008 was $4.3 million compared to $2.6 million for the three months ended March 31, 2007, and related primarily to capital expenditures for various renovation projects and equipment purchases. The amounts paid for capital expenditures during the 2008 and 2007 periods included cash payments of $2.0 million and $1.6 million, respectively, which represented payables for property and equipment purchased in the previous years. Our executive committee has approved $9.2 million in capital expenditures for 2008 in addition to the remaining $0.7 million of the previously approved $3.2 million for the ballroom facility which opened in February 2008.

Cash used in financing activities during the three months ended March 31, 2008 was $10.0 million which represented a special distribution of $5.0 million to each partner. Additionally, amounts totaling $10,000 and $13,000 were paid during the first quarters of 2008 and 2007, respectively, representing costs associated with the extensions of the maturity dates of our credit facility.

In July 2007, we renewed our general and liability insurance policies each covering a 12-month period. Under these policies, the Partnership and the owner of the adjacent Eldorado property, Eldorado Resorts LLC (which is an affiliate of ELLC), have combined earthquake coverage of $350 million and combined flood coverage of $225 million. In the event that an earthquake causes damage only to the Partnership’s property, the Partnership is eligible to receive up to $350 million in coverage depending on the replacement cost. However, in the event that both properties are damaged, the Partnership is entitled to receive, to the extent of any replacement cost incurred, up to $220 million of the coverage amount (based on our percentage of the total earthquake coverage) and a portion of the other $130 million, if any, remaining after satisfaction of a claim of Eldorado Resorts LLC with respect to its adjoining property. In the event that a flood causes damage only to the Partnership’s property, the Partnership is eligible to receive up to $225 million in coverage depending on the replacement cost. However, in the event that both properties are damaged, the Partnership is entitled to receive, to the extent of any replacement cost incurred, up to $220 million of the coverage amount (based on our percentage of the total flood coverage) and a portion of the other $5 million remaining coverage amount, if any, remaining after satisfaction of a claim of Eldorado Resorts LLC with respect to its adjoining property.

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

The Notes

On March 5, 2002, the Partnership and Capital co-issued $160,000,000 principal amount of senior secured mortgage notes due 2012 (“Notes”). The Notes are senior secured obligations which rank equally with all of the Partnership’s other outstanding senior debt and senior to any subordinated debt. The Notes are secured by a security interest in the Issuers’ existing and future assets, other than certain licenses which may not be pledged under applicable law, which is junior to a security interest in such assets securing the Partnership’s obligations under its credit facility and any refinancings of such facility that are permitted pursuant to the terms of the Notes. Each of the Partnership’s partners executed a pledge of all of its partnership interest in the Partnership to secure the Notes, which is junior to a pledge of such partnership interest to secure the Partnership’s obligations on the credit facility and any refinancings of such facility that are permitted pursuant to the terms of the indenture relating to the Notes. The Notes mature on March 1, 2012 and bear interest at the rate of 10 1/8% per annum, payable semi-annually in arrears on March 1 and September 1 of each year, commencing on September 1, 2002. At March 31, 2008 we were in compliance with all of the covenants in the indenture related to the Notes.

Senior Secured Credit Facility

We have a credit facility (as amended, the “Credit Facility”) which provides a $1.0 million revolving facility which was reduced from $10.0 million during the first quarter of 2008. Under the Credit Facility, as currently in effect, we must maintain a maximum ratio of total debt to EBITDA of 4.75 to 1.00 and are also required to maintain a minimum ratio of EBITDA to fixed charges of 1.10 to 1.00 at all times. The Credit Facility is secured by a first priority security interest in substantially all of our existing and future assets, other than certain licenses which may not be pledged under applicable law, and a first priority pledge of and security interest in all of the partnership interests in the Partnership held by its partners. The Credit Facility ranks equal in right of payment to our existing and future senior indebtedness, including the Notes, but the security interests securing our obligations under the Credit

Facility are senior to the security interests securing our obligations on the Notes. The Credit Facility contains customary events of default and covenants, including covenants that limit or restrict our ability to incur additional debt; create liens or other encumbrances; pay dividends or make other restricted payments; prepay subordinated indebtedness; make investments, loans or other guarantees; sell or otherwise dispose of a portion of our assets; or make acquisitions or merge or consolidate with another entity.

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

On March 2, 2007, the Partnership executed a further amendment to the Credit Facility which extended the previously granted waiver for any defaults under the Credit Facility’s covenants to cover the fiscal quarter ended March 31, 2007 and each subsequent fiscal quarter through and including December 31, 2007, provided that no additional credit was extended under the Credit Facility during such quarters. The March 2, 2007 amendment also waived for 2005 the covenant in Section 7.8 of the Credit Facility which then limited capital expenditures to $10.0 million within a calendar year, which the Partnership exceeded for the year ended December 31, 2005. In addition, the amendment raised the capital expenditure limit to $12.5 million for future calendar years.

On March 28, 2007, an additional amendment was executed to extend the Credit Facility’s original maturity date of March 31, 2007 for an additional year to March 31, 2008. This amendment also reduced the minimum ratio of EBITDA to fixed charges to 1.10 to 1.00 and raised the capital expenditure limit to an aggregate of $15.0 million in any twelve-month period. This amendment also revised in its entirety Section 7.16 of the Credit Facility to allow for prepayments of the Notes provided certain conditions precedent are satisfied.

On March 28, 2008, the Partnership and Bank of America, N.A. executed an additional amendment which extended the Credit Facility’s maturity for an additional year to March 31, 2009 and reduced the revolving facility to $1.0 million. During the quarter ended March 31, 2008, there was no indebtedness outstanding under the Credit Facility. As of March 31, 2008, the Partnership was not in compliance with the EBITDA to fixed charges ratio covenant in the Credit Facility and, consequently, is precluded from utilizing the Credit Facility until it has completed a fiscal quarter as to which it is in compliance with the facility’s covenants. We believe we may not be in compliance with this covenant during the remainder of 2008. However, we believe we have sufficient cash to meet all of our obligations for the foreseeable future and do not anticipate utilizing our borrowing capacity under the Credit Facility during 2008. Our inability to satisfy the covenant ratios in the Credit Facility does not constitute a default under the indenture relating to the Notes.

Critical Accounting Policies

A description of our critical accounting policies can be found in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2007. There have been no material changes to these policies during the three months ended March 31, 2008.

Forward-Looking Statements

Certain information included in this report and other materials filed or to be filed by the Partnership and Capital with the Securities and Exchange Commission (as well as information included in oral statements or written statements made or to be made by them) contains statements that are forward-looking within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements can be identified by the fact that they do not relate strictly to historical or current facts. We have based these forward-looking statements on our current expectations about future events. These forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, intentions, financial condition, results of operations, future performance and business, including, current and future operations and statements that include the words “may”, “could”, “should”, “would”, “believe”, “expect”, “anticipate”, “estimate”, “intend”, “plan” or similar expressions. Such statements include information relating to capital spending, financing sources and the effects of regulation (including gaming and tax regulation) and competition. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by us or on our behalf. These risks and uncertainties include, but are not limited to dependence on existing management, leverage and debt service (including sensitivity to fluctuations in interest rates), domestic or global economic conditions, changes in Federal or state tax laws or the administration of such laws, changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions), expansion of gaming on Native American lands (including such lands in California), risks and uncertainties relating to any applications for licenses and approvals under applicable laws and regulations (including gaming laws and regulations) and any further terrorist attacks similar to those that occurred September 11, 2001. Additional information concerning potential factors that we think could cause our actual results to differ materially from expected and historical results is included in Item 1A of our annual report on Form 10-K for the fiscal year ended December 31, 2007. If one or more of the assumptions underlying our forward-looking statements proves incorrect, then our actual results, performance or achievements could differ materially from those expressed in, or implied by, the forward-looking statements contained in this report. Therefore, we caution you not to place undue reliance on our forward-looking statements. This statement is provided as permitted by the Private Securities Litigation Reform Act of 1995.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are potentially exposed to market risk in the form of fluctuations in interest rates and their potential impact upon our variable rate debt outstanding. We evaluate our exposure to this market risk by monitoring interest rates in the marketplace and we have, on occasion, utilized derivative financial instruments to help manage this risk although we did not utilize any financial instruments during the first quarter of 2008. As of March 31, 2008, we had no variable rate debt outstanding.

Item 4.	Controls and Procedures

An evaluation was performed by management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2008, our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms of the Securities and Exchange Commission.

There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting.

Part II. OTHER INFORMATION

Item 5.	Other Information

None

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

CIRCUS AND ELDORADO JOINT VENTURE

Date: May 15, 2008	By:	/s/ Gary L. Carano
Gary L. Carano Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2008	By:	/s/ Stephanie D. Lepori
Stephanie D. Lepori Chief Accounting and Financial Officer (Principal Financial and Accounting Officer)

SILVER LEGACY CAPITAL CORP.

Date: May 15, 2008	By:	/s/ Gary L. Carano
Gary L. Carano Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2008	By:	/s/ Stephanie D. Lepori
Stephanie D. Lepori Treasurer (Principal Financial and Accounting Officer)