Form 10-K/A
period 2007-12-31
CIRCUS & ELDORADO JOINT VENTURE; SILVER LEGACY CAPITAL CORP
filed 2008-06-02
CIK 1171079, 1171078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanation: This amendment is being filed solely for the purpose of filing corrected Exhibits 31.1 and 31.2.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

CIRCUS AND ELDORADO JOINT VENTURE

Dated: June 2, 2008	By:	/S/ Gary L. Carano
Gary L. Carano, Chief Executive Officer

SILVER LEGACY CAPITAL CORP.

Dated: June 2, 2008	By:	/S/ Gary L. Carano
Gary L. Carano, Chief Executive Officer

3