Form 10-Q/A
period 2008-03-31
CIRCUS & ELDORADO JOINT VENTURE; SILVER LEGACY CAPITAL CORP
filed 2008-06-18
CIK 1171079, 1171078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

(Amendment No. 1)

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

CIRCUS AND ELDORADO JOINT VENTURE

Dated: June 18, 2008	By:	/S/ Gary L. Carano
Gary L. Carano, Chief Executive Officer

SILVER LEGACY CAPITAL CORP.

Dated: June 18, 2008	By:	/S/ Gary L. Carano
Gary L. Carano, Chief Executive Officer

3