Form 10-Q
period 2008-06-30
CIRCUS & ELDORADO JOINT VENTURE; SILVER LEGACY CAPITAL CORP
filed 2008-08-14
CIK 1171079, 1171078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2008.

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

The number of shares of Silver Legacy Capital Corp.’s common stock outstanding at August 14, 2008 was 2,500. All of these shares are owned by Circus and Eldorado Joint Venture.

CIRCUS AND ELDORADO JOINT VENTURE

SILVER LEGACY CAPITAL CORP.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30, 2008	December 31, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$40,478	$52,501
Accounts receivable, net	4,076	5,267
Inventories	2,082	2,220
Prepaid expenses and other	3,111	3,092

Total current assets	49,747	63,080
PROPERTY AND EQUIPMENT, NET	252,378	256,212
OTHER ASSETS, NET	7,892	8,524

Total Assets	$310,017	$327,816

LIABILITIES AND PARTNERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,020	$7,745
Accrued interest	5,413	5,413
Accrued and other liabilities	10,247	10,033

Total current liabilities	19,680	23,191
LONG-TERM DEBT	159,772	159,741
OTHER LONG-TERM LIABILITIES	6,629	6,134

Total liabilities	186,081	189,066
COMMITMENTS AND CONTINGENCIES (Note 6)
PARTNERS’ EQUITY	123,936	138,750

Total Liabilities and Partners’ Equity	$310,017	$327,816

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
OPERATING REVENUES:
Casino	$19,609	$23,923	$36,715	$43,409
Rooms	10,320	12,541	18,885	22,510
Food and beverage	9,061	9,913	17,570	19,416
Other	3,089	2,689	5,202	4,566

	42,079	49,066	78,372	89,901
Less: promotional allowances	(4,577)	(4,057)	(8,460)	(7,601)

Net operating revenues	37,502	45,009	69,912	82,300

OPERATING EXPENSES:
Casino	10,105	11,041	19,968	21,188
Rooms	2,882	3,472	5,588	6,604
Food and beverage	6,322	6,899	12,420	13,700
Other	2,256	2,051	3,883	3,494
Selling, general and administrative	8,224	8,698	16,726	16,901
Depreciation	3,930	3,402	7,700	6,766
Loss on disposition of assets	91	105	85	125

Total operating expenses	33,810	35,668	66,370	68,778

OPERATING INCOME	3,692	9,341	3,542	13,522

OTHER (INCOME) EXPENSE:
Interest expense	4,232	4,232	8,465	8,485
Interest income	(152)	(378)	(500)	(701)
Other	64	(207)	391	(292)

Total other expense	4,144	3,647	8,356	7,492

NET INCOME (LOSS)	$(452)	$5,694	$(4,814)	$6,030

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ EQUITY

(In thousands)

	Galleon, Inc.	Eldorado Resorts, LLC	Total
BALANCE, January 1, 2008(1)	$64,375	$74,375	$138,750
Net loss	(2,407)	(2,407)	(4,814)
Partners’ distributions	(5,000)	(5,000)	(10,000)

BALANCE, June 30, 2008(1)	$56,968	$66,968	$123,936

(1)	Balances include Accumulated Other Comprehensive Income totaling ($938,000) comprised of ($469,000) each for Galleon, Inc. and Eldorado Resorts, LLC.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(4,814)	$6,030
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	8,039	7,113
Loss on disposition of assets	85	125
Increase in accrued pension cost	495	513
Provision for doubtful accounts	37	264
Decrease (increase) in cash value of insurance policies in excess of premiums paid	392	(293)
Changes in current assets and current liabilities:
Accounts receivable	1,154	(101)
Inventories	138	13
Prepaid expenses and other	(19)	(98)
Accounts payable	(481)	(330)
Accrued interest	—	—
Accrued and other liabilities	214	1,444

Net cash provided by operating activities	5,240	14,680

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets	74	93
Increase in other assets	(54)	(30)
Purchase of property and equipment	(7,269)	(5,374)

Net cash used in investing activities	(7,249)	(5,311)

CASH FLOWS FROM FINANCING ACTIVITIES:
Debt issuance costs	(14)	(13)
Distributions to partners	(10,000)	(1,864)

Net cash used in financing activities	(10,014)	(1,877)

CASH AND CASH EQUIVALENTS:
Net (decrease) increase for the period	(12,023)	7,492
Balance, beginning of period	52,501	47,179

Balance, end of period	$40,478	$54,671

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during period for interest	$8,126	$8,153
Decrease in payables for purchase of property and equipment	3,244	1,625

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, all of which are normal and recurring, necessary to present fairly the financial position of the Partnership as of June 30, 2008, and the results of operations for the six months ended June 30, 2008 and 2007 and cash flows for the six months ended June 30, 2008 and 2007. The results of operations for such periods are not necessarily indicative of the results to be expected for a full year.

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

Note 2. Long-Term Debt

Long-term debt consisted of the following (in thousands):

	June 30, 2008	December 31, 2007
10 1/8% Mortgage Notes due 2012 (net of unamortized discount of $228 and $259, respectively)	$159,772	$159,741

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

On March 28, 2008, the Partnership and Bank of America, N.A. executed an additional amendment which extended the Credit Facility’s maturity for an additional year to March 31, 2009 and reduced the revolving facility to $1,000,000. Fees totaling $14,000, which were capitalized and are included in other assets, were paid in relation to the transaction.

During the six months ended June 30, 2008, there was no indebtedness outstanding under the Credit Facility. As of June 30, 2008, the Partnership was not in compliance with the financial covenants in the Credit Facility and, consequently, it is precluded from utilizing the Credit Facility until it has completed a fiscal quarter as to which it is in compliance with the facility’s covenants (including the financial covenants as though the below-described waiver had not been given). We believe the Partnership may not be in compliance with these covenants during the remainder of 2008. However, we believe the Partnership has sufficient cash to meet all of its obligations for the foreseeable future and do not anticipate needing to utilize its borrowing capacity under the Credit Facility during the remainder of 2008. The Partnership’s inability to satisfy the covenant ratios in the Credit Facility does not constitute a default under the indenture relating to the Notes. As of June 30, 2008, the Partnership was in compliance with the covenants in the indenture relating to the Notes.

On August 12, 2008, the Partnership and Bank of America, N.A. executed an additional amendment to the Credit Facility which retroactively waived compliance with the Credit Facility’s financial covenants in respect of the quarters ended March 31, 2008 and June 30, 2008 and prospectively waives compliance with the Credit Facility’s financial covenants for each subsequent quarter through and including December 31, 2008, provided that no additional credit is extended under the Credit Facility during a quarter for which the waiver is relied upon.

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

Note 4. Supplemental Executive Retirement Plan

Effective January 1, 2002, the Partnership adopted a Supplemental Executive Retirement Plan (“SERP”) for a select group of highly compensated management employees. The SERP provides for a lifetime benefit at age 65, based on a formula which takes into account a participant’s highest annual compensation, years of service, and executive level. The SERP also provides an early retirement benefit at age 55 with at least four years of service, a disability provision, and a lump sum death benefit. While the SERP is an unfunded plan, the Partnership is informally funding the plan through life insurance contracts on the participants. The Partnership anticipates that its periodic pension cost for the year ending December 31, 2008 will be approximately $1,021,900, of which $511,200 had been accrued as of June 30, 2008.

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

Note 6. Commitments and Contingencies

In March 2008, the Nevada Supreme Court ruled, in a case involving another casino company, that food and non-alcoholic beverages purchased for the use in providing complimentary meals to customers and to employees were exempt from sales and use tax. The Partnership had previously paid use tax on these items and has generally filed for refunds from the periods from February 2000 to February 2008 related to this matter. The aggregate amount for which a refund claim is pending is approximately $1.5 million.

The Nevada Department of Taxation filed a petition for rehearing, which the Nevada Supreme Court announced in July 2008 it would not grant. As of June 30, 2008, the Partnership had not recorded income related to this matter since it was still subject to court action, and the Partnership is currently evaluating the impact of the Nevada Supreme Court decision not to rehear the case. However, the Partnership is claiming the exemption on sales and use tax returns for periods after February 2008 in light of the Nevada Supreme Court decision.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Effective March 1, 1994, Eldorado Limited Liability Company (“ELLC”), a Nevada limited liability company owned and controlled by Eldorado Resorts LLC, and Galleon, Inc. (“Galleon”), a Nevada corporation now owned and controlled by MGM MIRAGE, entered into a joint venture agreement to establish Circus and Eldorado Joint Venture, a Nevada general partnership (the “Partnership”) for the purpose of constructing, owning and operating a casino and hotel in Reno, Nevada (“Silver Legacy”). Silver Legacy Capital Corp. (“Capital”), a wholly owned subsidiary of the Partnership, was incorporated for the sole purpose of serving as a co-issuer of the $160 million principal amount of 10 1/8% mortgage notes due 2012 co-issued by the Partnership and Capital (the “Notes”), and does not have any operations, assets or revenues.

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

In April 2007, the California Senate approved amendments to the compacts of five Native American tribes. In June 2007, the California Assembly approved four of these five amendments which increased the number of slot machines permitted to be operated by two of the four tribes from 2,000 to 5,000 each and increased the number that may be operated by each of the other two tribes from 2,000 to 7,500. In February 2008, California voters approved these four increases with their approval of gaming referendums on their statewide ballot. Management believes that the increase in the number of slot machines permitted to be operated by the four tribes will not significantly impact Silver Legacy’s operations since the casinos operated by those tribes are located in southern California. However, similar modifications to the compacts of tribes that operate casinos in central or northern California, where the largest number of slot machines currently permitted to be operated by a tribe is 2,700, could have a material adverse impact on our operations, depending on the number of tribes securing modification of their compacts, the number of additional machines permitted and the locations of the properties utilizing the additional machines.

We believe the continued growth of Native American gaming establishments, including the addition of hotel rooms and other amenities, could continue to place additional competitive pressure on our operations. While we cannot predict the extent of any future impact, it could be significant.

Severe Weather

Silver Legacy’s operations are subject to seasonal variation, with the weakest results generally occurring during the winter months. Variations occur when weather conditions make travel to Reno by visitors from northern California, our main feeder market, difficult. While weather conditions were not out of the ordinary in 2007, the Reno area and the nearby mountain passes experienced an especially large amount of snowfall in the first quarter of 2008, which negatively impacted business levels during this timeframe as compared to the same prior year period.

Bowling Tournaments Within the Reno Market

The National Bowling Stadium, located one block from Silver Legacy, is one of the largest bowling complexes in North America and has been selected to host multi-month tournaments in Reno two of every three years through 2018. Historically, these bowling tournaments have attracted a significant number of visitors to the Reno market and have benefited the downtown area. In 2007, the United States Bowling Congress Open Tournament (the “USBC Open Tournament”) began in mid-February and continued through June. Both men and women bowlers participated in the USBC Open Tournament which attracted approximately 80,000 bowlers to the Reno market during the tournament period. The absence of a major bowling tournament in 2008 had a negative impact on our operations during the first half of 2008. The USBC Women’s Tournament and USBC Open Tournament will return to the Reno market in 2009 and 2010, respectively.

Summary Financial Results

The following table highlights the results of our operations (dollars in thousands):

	Three months ended June 30, 2008	Three months ended June 30, 2007	Percent Change	Six months ended June 30, 2008	Six months ended June 30, 2007	Percent Change
Net revenues	$37,502	$45,009	(16.7)%	$69,912	$82,300	(15.1)%
Operating expenses	33,810	35,668	(5.2)	66,370	68,778	(3.5)
Operating income	3,692	9,341	(60.5)	3,542	13,522	(73.8)
Net income (loss)	(452)	5,694	(107.9)	(4,814)	6,030	(179.8)

Net Revenues. During the three and six months ended June 30, 2008 compared to the same prior year periods, net revenues decreased primarily due to declines in casino and rooms revenues and, to a lesser extent, food and beverage revenues. The lack of a major bowling tournament, which has historically benefited all of our revenue segments, had a significant negative impact on our operating results during the current year compared to the 2007 period during which the USBC Open Tournament drove visitation to downtown Reno from mid-February through June. Additionally, we believe these declines in revenues were also attributable to other factors which have continued to impact Reno’s tourism market as a whole since the latter half of 2007, including the downturn in the national economy and the troubled housing market, specifically within our feeder markets in northern California, escalated gasoline prices which have negatively affected drive-in visitor traffic, and the continued increase in competition generated by growth in Native American gaming.

Operating Income and Net Income (Loss). During the three and six months ended June 30, 2008 compared to the same prior year periods, operating income and net income decreased as a result of lower departmental revenues as well as higher group health insurance costs and increased promotional allowance expenses allocated to the casino department. Depreciation expense rose due to depreciation associated with new capital purchases, contributing to a higher percentage decrease in operating income and net income during each of the 2008 periods as compared to 2007. Efforts to lower labor costs, our largest expense, and other variable expenses along with reductions in selling, general and administrative expenditures partially offset these higher costs during 2008 compared to 2007.

Revenues

The following table highlights the components of net operating revenues (dollars in thousands):

	Three months ended June 30, 2008	Three months ended June 30, 2007	Percent Change	Six months ended June 30, 2008	Six months ended June 30, 2007	Percent Change
Casino	$19,609	$23,923	(18.0)%	$36,715	$43,409	(15.4)%
Rooms	10,320	12,541	(17.7)	18,885	22,510	(16.1)
Food and beverage	9,061	9,913	(8.6)	17,570	19,416	(9.5)
Other	3,089	2,689	14.9	5,202	4,566	13.9
Promotional allowances	(4,577)	(4,057)	12.8	(8,460)	(7,601)	11.3

Casino Revenues. During the three and six months ended June 30, 2008 compared to the same prior year periods, our casino revenues decreased as a result of lower table games drop and slot handle. Table games drop and slot handle declined 12.8% and 18.0%, respectively, during the second quarter of 2008 compared to the same prior year period, and declined 13.1% and 17.7%, respectively, during the six months ended June 30, 2008 compared to the same prior year period. We believe the decreases in casino volume and revenues during the 2008 periods were associated with the previously discussed factors affecting net revenues. Casino revenues were also impacted by an increase in promotional cash offers to casino players which are deducted from gross casino revenues.

Rooms Revenues. Despite successful efforts to maintain room rates in 2008 compared to 2007, room revenues decreased during the three and six months ended June 30, 2008 compared to the same prior year periods primarily as a result of declining hotel occupancy percentages. Our ADR and occupancy percentages were $82.20 and 74.0%, respectively, for the three months ended June 30, 2008 compared to $81.60 and 91.1%, respectively, for the three months ended June 30, 2007. Our ADR and occupancy percentages were $78.74 and 70.3%, respectively, for the six months ended June 30, 2008 compared to $78.01 and 85.4% respectively, for the six months ended June 30, 2007. These declines in hotel occupancy were primarily due to the lack of a major bowling tournament in 2008 and a decline in city-wide convention room nights combined with fewer leisure and wholesale room nights. Increased competition, additional hotel room inventory and declines in tourism visitor counts within the Reno market also contributed to our decreases in hotel occupancy throughout 2008 compared to 2007.

Food and Beverage Revenues. Food revenues declined during the three and six months ending June 30, 2008 compared to the same prior year periods among the majority of our restaurants as a result of fewer guest counts which we believe was attributable to the same factors affecting net revenues. Beverage revenues remained flat during the three and six months ending June 30, 2008 compared to the same prior year periods, and benefited from additional cash sales generated by our new lounge, Aura, which opened in October 2007.

Other Revenues. Other revenues are comprised of revenues generated by our retail outlets, entertainment, other miscellaneous items, and our share of ballroom revenues. Other revenues increased during the three and six months ended June 30, 2008 compared to the same prior year periods primarily due to higher entertainment revenues associated with a more aggressive concert schedule in 2008, both in terms of the number of concert dates and popularity of the headliner acts, in an effort to enhance the entertainment offering within downtown Reno. Additionally, incremental revenues were generated by the new ballroom located across from Silver Legacy on a special events plaza which was previously owned by our affiliates and donated to the City of Reno in January 2007. The new ballroom, which opened in February 2008, is operated and managed by Silver Legacy together with the adjoining Eldorado and Circus Circus properties. These increased revenues were partially offset by a decline in retail revenues during the three and six months ended June 30, 2008 compared to the same prior year periods.

Promotional Allowances. Promotional allowances, expressed as a percentage of gross revenues, increased to 10.9% and 10.8%, respectively, during the three and six months ended June 30, 2008 compared to 8.3% and 8.5%, respectively, during the three and six months ended June 30, 2007. This growth was primarily attributable to increases in complimentary rooms, food, concert tickets and retail promotional offers to our casino customers throughout 2008 compared to 2007 in an effort to drive visitation to Silver Legacy, utilize available room inventory and attract new customers.

Operating Expenses

The following table highlights our operating expenses (dollars in thousands):

	Three months ended June 30, 2008	Three months ended June 30, 2007	Percent Change	Six months ended June 30, 2008	Six months ended June 30, 2007	Percent Change
Casino	$10,105	$11,041	(8.5)%	$19,968	$21,188	(5.8)%
Rooms	2,882	3,472	(17.0)	5,588	6,604	(15.4)
Food and beverage	6,322	6,899	(8.4)	12,420	13,700	(9.3)
Other	2,256	2,051	10.0	3,883	3,494	11.1
Selling, general and Administrative	8,224	8,698	(5.4)	16,726	16,901	(1.0)
Depreciation	3,930	3,402	15.5	7,700	6,766	13.8
Loss on disposition of assets	91	105	(13.3)	85	125	(32.0)

Casino Expenses. Casino expenses declined during the three and six months ended June 30, 2008 compared to the same prior year periods due to decreased variable casino expenses, including payroll and special event expenditures, resulting from lower casino volume along with efforts to reduce expenditures. These declines were partially offset by a large increase in the cost of rooms, food, retail and concert ticket complimentaries allocated to the casino department which rose throughout the current year as a result of increased promotional and direct mail offers to customers within our casino database.

Rooms Expenses. Rooms expenses declined during the three and six months ended June 30, 2008 compared to the same prior year periods primarily as a result of lower hotel occupancy during both periods.

Food and Beverage Expenses. During the three and six months ended June 30, 2008 compared to the same prior year periods, food expenses decreased in conjunction with the decline in restaurant guest counts. Despite a moderate increase in our average restaurant check, the food department’s profit margin was negatively impacted by increased food departmental payroll, as a percentage of food revenues. Beverage expenses rose during the three and six months ended June 30, 2008 compared to the same prior year periods as a result of increased beverage cost of sales associated with higher beverage product costs, increased promotional offers associated with our new lounge, Aura, and increased beverage payroll, as a percentage beverage revenues.

Other Operating Expenses. Other operating expenses are comprised of expenses associated with the operation of our retail outlets and the ballroom along with the entertainment department’s production costs and professional fees. Other operating expenses increased during the three and six months ended June 30, 2008 compared to the same prior year periods primarily as a result of a more aggressive concert schedule and higher fees paid for headliner acts during the current year in addition to expenses associated with the newly opened ballroom. These increases were partially offset by declines in retail expenses during both periods in 2008 compared to 2007.

Selling, General and Administrative Expenses. During the three and six months ended June 30, 2008 compared to the same prior year periods, selling, general and administrative expenses decreased primarily due to declines in facilities and administration costs including payroll, credit card discounts, professional fees and building repairs and maintenance. During the six months ended June 30, 2008 compared to the same prior year period, these declines in expenses were partially offset by higher advertising and marketing costs which rose as a result of expenses associated with our new branding campaign, updated website launch and related advertising media and production costs. However, reductions in planned media spending resulted in lower advertising and marketing costs during the second quarter of 2008 compared to the same prior year period.

Depreciation Expense. Depreciation expense increased during the three and six months ended June 30, 2008 compared to the same prior year periods primarily due to depreciation associated with new capital purchases.

Other (Income) Expense

Other (income) expense is comprised of interest expense, interest income and other, which was related to the change in market value of the funded portion of our supplemental executive retirement plan. During the three and six months ended June 30, 2008 compared to the same prior year periods, interest expense remained flat while interest income decreased due to a decline in our cash reserves resulting from a $10.0 million partner distribution paid in March of 2008.

Liquidity and Capital Resources

During the six months ended June 30, 2008, we generated cash flows from operating activities of $5.2 million compared to $14.7 million during the six months ended June 30, 2007. The $9.5 million decrease in cash provided by operations was primarily due to the $10.8 million decline in net income which was partially offset by various changes in balance sheet accounts. The changes in these balance sheet accounts represented changes which occurred in the normal course of business. As of June 30, 2008, cash and cash equivalents were $40.5 million, sufficient for normal operating requirements.

Cash used in investing activities for the six months ended June 30, 2008 was $7.2 million compared to $5.3 million for the six months ended June 30, 2007, and related primarily to capital expenditures for various renovation projects and equipment purchases. The amounts paid for capital expenditures during the 2008 and 2007 periods included cash payments of $3.2 million and $1.6 million, respectively, which represented payables for property and equipment purchased and placed in service during 2007 and 2006, respectively. Our executive committee has approved $9.2 million in capital expenditures for 2008, of which $4.0 million had been incurred as of June 30, 2008, in addition to the remaining $0.7 million of the previously approved $3.2 million for the ballroom facility which opened in February 2008.

Cash used in financing activities during the six months ended June 30, 2008 was $10.0 million which represented a special distribution of $5.0 million to each partner. Additionally, amounts totaling $14,000 and $13,000 were paid in 2008 and 2007, respectively, representing costs associated with the extensions of the maturity dates of our credit facility.

In July 2008, we renewed our general and liability insurance policies each covering a 12-month period. Under these policies, the Partnership and the owner of the adjacent Eldorado property, Eldorado Resorts LLC (which is an affiliate of ELLC), have combined earthquake coverage of $350 million and combined flood coverage of $225 million. In the event that an earthquake causes damage only to the Partnership’s property, the Partnership is eligible to receive up to $350 million in coverage depending on the replacement cost. However, in the event that both properties are damaged, the Partnership is entitled to receive, to the extent of any replacement cost incurred, up to $220 million of the coverage amount (based on our percentage of the total earthquake coverage) and a portion of the other $130 million, if any, remaining after satisfaction of a claim of Eldorado Resorts LLC with respect to its adjoining property. In the event that a flood causes damage only to the Partnership’s property, the Partnership is eligible to receive up to $225 million in coverage depending on the replacement cost. However, in the event that both properties are damaged, the Partnership is entitled to receive, to the extent of any replacement cost incurred, up to $220 million of the coverage amount (based on our percentage of the total flood coverage) and a portion of the other $5 million, if any, remaining after satisfaction of a claim of Eldorado Resorts LLC with respect to its adjoining property.

Our insurance policy also includes combined terrorism coverage for Silver Legacy and the adjoining Eldorado property up to $500 million. In the event that an act of terrorism causes damage only to the Partnership’s property, the Partnership is eligible to receive up to $500 million in coverage depending on the replacement cost. However, in the event that both properties are damaged, the Partnership is entitled to receive, to the extent of any replacement cost incurred, up to $280 million of the coverage amount (based on our percentage of the total reported property values) and up to the portion of the other $220 million, if any, remaining after satisfaction of a claim of Eldorado Resorts LLC with respect to its adjoining property. This policy also covers an additional property located in Shreveport, LA which is owned by an affiliate of Eldorado Resorts LLC. In the event that an act of terrorism causes damage to all three properties, the Partnership is entitled to receive, to the extent of any replacement cost incurred, up to $200 million of the coverage amount (based on our percentage of the total reported property values) and up to the portion of the other $300 million, if any, remaining after satisfaction of the claims with respect to the other two properties.

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

We believe we have sufficient capital resources to meet all of our obligations. These obligations include existing cash obligations, funding of capital commitments and servicing our debt. Our future sources of liquidity are anticipated to be from our operating cash flow and cash reserves.

The Notes

On March 5, 2002, the Partnership and Capital co-issued $160,000,000 principal amount of senior secured mortgage notes due 2012 (“Notes”). The Notes are senior secured obligations which rank equally with all of the Partnership’s other outstanding senior debt and senior to any subordinated debt. The Notes are secured by a security interest in the Issuers’ existing and future assets, other than certain licenses which may not be pledged under applicable law, which is junior to a security interest in such assets securing the Partnership’s obligations under its credit facility and any refinancings of such facility that are permitted pursuant to the terms of the Notes. Each of the

Partnership’s partners executed a pledge of all of its partnership interest in the Partnership to secure the Notes, which is junior to a pledge of such partnership interest to secure the Partnership’s obligations on the credit facility and any refinancings of such facility that are permitted pursuant to the terms of the indenture relating to the Notes. The Notes mature on March 1, 2012 and bear interest at the rate of 10 1/8% per annum, payable semi-annually in arrears on March 1 and September 1 of each year, commencing on September 1, 2002. At June 30, 2008 we were in compliance with all of the covenants in the indenture related to the Notes.

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

During the six months ended June 30, 2008, there was no indebtedness outstanding under the Credit Facility. As of June 30, 2008, the Partnership was not in compliance with the financial covenants in the Credit Facility and, consequently, it is precluded from utilizing the Credit Facility until it has completed a fiscal quarter as to which it is in compliance with the facility’s covenants (including the financial covenants as though the below-described waiver had not been given). We believe we may not be in compliance with these covenants during the remainder of 2008. However, we believe we have sufficient cash to meet all of our obligations for the foreseeable future and do not anticipate needing to utilize our borrowing capacity under the Credit Facility during the remainder of 2008. Our inability to satisfy the covenant ratios in the Credit Facility does not constitute a default under the indenture relating to the Notes.

On August 12, 2008, the Partnership and Bank of America, N.A. executed an additional amendment to the Credit Facility which retroactively waived compliance with the Credit Facility’s financial covenants in respect of the quarters ended March 31, 2008 and June 30, 2008 and prospectively waives compliance with the Credit Facility’s financial covenants for each subsequent quarter through and including December 31, 2008, provided that no additional credit is extended under the Credit Facility during a quarter for which the waiver is relied upon.

Critical Accounting Policies

A description of our critical accounting policies can be found in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2007. There have been no material changes to these policies during the six months ended June 30, 2008.

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

We are potentially exposed to market risk in the form of fluctuations in interest rates and their potential impact upon our variable rate debt outstanding. We evaluate our exposure to this market risk by monitoring interest rates in the marketplace and we have, on occasion, utilized derivative financial instruments to help manage this risk although we did not utilize any financial instruments during the six months ended June 30, 2008. As of June 30, 2008, we had no variable rate debt outstanding.

Item 4.	Controls and Procedures

An evaluation was performed by management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2008, our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms of the Securities and Exchange Commission.

There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting.

Part II. OTHER INFORMATION

Item 5.	Other Information

None

Item 6.	Exhibits

(a) Exhibits.

10.1	Amendment No. 5 to Second Amended and Restated Credit Agreement dated August 12, 2008 between Circus and Eldorado Joint Venture and Bank of America, N.A.

31.1	Certification of Gary L. Carano

31.2	Certification of Stephanie D. Lepori

32.1	Certification of Gary L. Carano pursuant to 18 U.S.C. Section 1350

32.2	Certification of Stephanie D. Lepori pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

CIRCUS AND ELDORADO JOINT VENTURE

Date: August 14, 2008	By:	/s/ Gary L. Carano
Gary L. Carano
Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2008	By:	/s/ Stephanie D. Lepori
Stephanie D. Lepori
Chief Accounting and Financial Officer (Principal Financial and Accounting Officer)

SILVER LEGACY CAPITAL CORP.

Date: August 14, 2008	By:	/s/ Gary L. Carano
Gary L. Carano
Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2008	By:	/s/ Stephanie D. Lepori
Stephanie D. Lepori
Treasurer (Principal Financial and Accounting Officer)